Form 10-Q
period 2023-03-31
Neolara Corp.
filed 2023-05-15
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-267330

NEOLARA CORP.

(Exact name of registrant as specified in its charter)

Wyoming	1520	EIN 98-1674969
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

Contiguo a la Guardia de Asistencia Rural,

San Vito, Coto Brus,

Puntarenas, 60801, Costa Rica
+1 307 269 0177

neolaracorp@gmail.com

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Registered Agents Inc
30 N Gould St. Ste R
Sheridan, WY 82801
307-655-7303

(Name, address, including zip code, and telephone number, including area code, of agent for service)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/a	N/a	N/a

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 15, 2023
Common Stock: $0.0001	2,000,000

NEOLARA CORP.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Neolara Corp. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

NEOLARA CORP.

BALANCE SHEETS

	March 31, 2023 (Unaudited)	June 30, 2022

ASSETS
Cash and Cash Equivalents	$3,443	$–

Intangible Assets, net	52,937	55,000

TOTAL ASSETS	$56,380	$55,000

LIABILITIES AND STOCKHOLDER’S DEFICIT

Notes Payable	$50,412	$55,000
Related Party Advances	21,891	–

Total Liabilities	72,303	55,000

STOCKHOLDER’S DEFICIT:
Common stock: $0.0001 par value, 75,000,000 shares authorized, 2,000,000 shares issued and outstanding	200	200
Accumulated Deficit	(16,123)	(200)

Total Stockholder’s deficit	(15,923)	–

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$56,380	$55,000

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATION

(Unaudited)

	For the three months ended March 31, 2023	For the three months ended March 31, 2022	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022

REVENUE:
Sales	$7,800	$–	$7,800	$–
Total Revenues	7,800	–	7,800	–
Cost of Goods Sold	4,800	–	4,800	–
Gross (Loss) Profit	3,000	–	3,000	–

EXPENSES:
Depreciation Expenses	687	–	2,062	–
General and Administrative Expenses	1,181	–	3,931	–
Professional Expenses	1,322	–	12,930	–
Total Expenses	3,190	–	18,923	–

Loss Before Income Taxes	(190)	–	(15,923)	–

Provision for Income Taxes	–	–	–	–

NET LOSS	$(190)	$–	$(15,923)	$–

Net loss per common share - basic	$(0.00)	$–	$(0.01)	$–

Weighted average number of common shares outstanding - basic	2,000,000	–	2,000,000	–

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDER'S DEFICIT

For the three and nine months ended March 31, 2023

(Unaudited)

	Common Stock		Accumulated	Total Stockholder's
	Shares	Amount	Deficit	Deficit

Balance as of June 30, 2021	–	$–	$–	$–

Net loss	–	–	–	–

Balance as of September 30, 2021	–	–	–	–

Net loss	–	–	–	–

Balance as of December 31, 2021	–	–	–	–

Net loss	–	–	–	–

Balance as of March 31, 2022	–	$–	$–	$–

Balance as of June 30, 2022	2,000,000	$200	$(200)	$–

Net loss	–	–	(8,950)	(8,950)

Balance as of September 30, 2022	2,000,000	200	(9,150)	(8,950)

Net loss	–	–	(6,783)	(6,783)

Balance as of December 31, 2022	2,000,000	200	(15,933)	(15,733)

Net loss	–	–	(190)	(190)

Balance as of March 31, 2023	2,000,000	$200	$(16,123)	$(15,923)

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022

Cash Flows from Operating Activities:
Net Loss	$(15,923)	$–

Depreciation Expenses	2,062	–
Interest Payable	3,913	–
Net cash used in operating activities	(9,948)	–

Cash flows from Investing Activities:
Net cash provided by investing activities	–	–

Cash flows from Financing Activities:
Notes Payable	(8,500)	–
Related Party Advances	21,891	–
Net cash provided by financing activities	13,391	–

OVERVIEW
Starting Balance	–	–
Gross Cash Inflow	–	–
Gross Cash Outflow	–	–
Net Cash Change	3,443	–
Ending Balance	$3,443	$–

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Neolara Corp. (the “Company”) was incorporated in June 2022 under the laws of the State of Wyoming. We are providing the useful and effective type of construction service. Neolara Corp. is construction and architectural company that provide services including General Contractor, Design & Consultant, Design & Build, Construction Project Management and Turnkey Construction of various types of buildings (private houses, high-rise buildings, shopping centers, non-residential premises etc.). Our company mainly engages in supplying coconut fiber concrete, and engineering services. We are offering our construction services to the clients in Costa Rica and in future we are going to spread our services to other countries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period from inception (June 9, 2022) to March 31, 2023.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognizes as it fulfills its obligations under reach of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of March 31, 2023.

Intangible Assets

The Company follows the provisions of ASC 350, “Intangibles-Goodwill and Other”. Definite-lived intangible assets represent developed technology, non-compete agreements, customer related intangible assets, patents, trademark and trade names and are amortized over their estimated useful lives, generally on a straight-line basis. Indefinite lived intangible assets relate to domain names owned by the Company.

Intangible assets with indefinite lives are tested for impairment at least annually and when events or changes in circumstances indicate that, more-likely-than-not, the asset is impaired. Significant judgment is required in estimating fair values and performing indefinite-lived intangible asset impairment tests.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance on deferred tax assets is established when management considers it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Tax benefits from an uncertain tax position are only recognized if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate resolution. Interest and penalties related to unrecognized tax benefits are recorded as incurred as a component of income tax expense. The Company has not recognized any tax benefits from uncertain tax positions for any of the reporting periods presented.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

Recent Accounting Pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of March 31, 2023. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – STOCKHOLDER’S DEFICIT

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On June 10, 2022, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $200 at $0.0001 per share.

NOTE 5 – INTANGIBLE ASSETS

The Company's intangible assets consist of cost of business acquisition, including business assets, patent, trade names and leasehold rights.

We bought a company Futureproof Eco Solutions LLC because of its unique registration of the patent. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The purchase price of $55,000 was determined based on future potential rewards expected from the patent. The patent will be amortized on a straight-line basis over the estimated economic useful lives.

The Company had the following intangible assets as of March 31, 2023:

For the period from inception (June 9, 2022) to March 31, 2023
Balance as of June 9, 2022 (date of inception)	$–

Business acquisition	55,000
Amortization expense	2,063

Balance as of March 31, 2023	$52,937

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2023

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period from inception (June 9, 2022) to March 31, 2023, the Company’s president has loaned to the Company $21,891. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the nine months ended March 31, 2023 and period from inception (June 9, 2022) to June 30, 2022 consists of the following:

	For the nine months ended March 31, 2023	For the period from inception (June 9, 2022) to June 30, 2022
Federal income tax benefit attributable to:
Current Operations	$16,123	$200
Less: valuation allowance	(16,123)	(200)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	For the nine months ended March 31, 2023	For the period from inception (June 9, 2022) to June 30, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$3,386	$42
Less: valuation allowance	(3,386)	(42)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $3,386 as of March 31, 2023 and $42 as of June 30, 2022, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Description of Business

Neolara Corp. is a development company on start-up stage, formed to commence operations concerned with turnkey construction of buildings and building materials. We were incorporated under the laws of the state of Wyoming on June 09, 2022. From our formation we were engaged in the business of namely the development, marketing and business process analysis, problem solving and general business services by our CEO, sole Officer and Director Mr. Quesada Murillo. Our executive and business office is located at Contiguo a la Guardia de Asistencia Rural, San Vito, Coto Brus, Puntarenas, 60801, Costa Rica, and our telephone number is +1 307 269 0177. Our website address is - https://neolara-construction.com/

We maintain our statutory registered agent’s office at 30 N Gould St Ste R, Sheridan, WY 82801.

The Company has only recently commenced operations as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

The Russia-Ukraine war could negatively impact on our business. Russia’s invasion of Ukraine has triggered turmoil in construction-related markets, already strained by pandemic and rising inflation on a global scale. As the Russia-Ukraine conflict enters on for months, the construction industry is bracing for more shocks, shortages, and price hikes.

Corona virus (COVID-19) outbreaks have severely disrupted the economy. Construction and engineering projects around the world have been jeopardize in various way by the COVID-19 pandemic and many projects have closed. As a result, there has been a financial recession in the construction industry in almost all countries and has created unemployment. All in all, this situation has caused great concern, uncertainty and unrest in the construction industry.

We are a development stage company and currently have no revenues or significant assets and we have incurred losses since its inception. As of March 31, 2023 our total assets were $56,380 and our total current liabilities were $72,303.

We are providing the useful and effective type of construction service. Neolara Corp. is construction and architectural company that provide services including General Contractor, Design & Consultant, Design & Build, Construction Project Management and Turnkey Construction of various types of buildings (private houses, high-rise buildings, shopping centers, non-residential premises etc.). Our company mainly engages in supplying coconut fiber concrete, and engineering services. We are offering our construction services to the clients in Costa Rica and in future we are going to spread our services to other countries.

We bought a company Futureproof Eco Solutions LLC because of its unique registration of the patent, the Company Purchase Agreement is filed as Exhibit 10.3 to this Registration Statement. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The mixture consists of Portland cement, wood filler, calcium chloride and water. The mixture also contains sand as a binder additive. Additionally, to increase the strength of the material, coconut fiber is added to the mixture in an amount of 5%. The achieved technical result is that the mixture has a compressive strength 1.2-1.5 times greater than standard building mixtures. In addition, the consumption of Portland cement is reduced by an average of 20%.

On January 09, 2023 we have paid the seller of Futureproof Eco Solutions LLC the amount of $8,500 for the purchased asset and we intend to pay the rest of the amount during 365 days as defined in our purchase agreement.

Description of the patent:

The patent which we have purchased together with the Company Futureproof Eco Solutions LLC is about:

Coconut husks are a byproduct of coconut processing, and coir fiber can be produced cheaply and efficiently anywhere in the world. Since concrete is the most commonly used construction material in the world, it would certainly be beneficial to find ways to increase its stability and strength. Coir fiber has been shown to be an effective material for reinforcing concrete, a valuable use for a byproduct of coconut processing.

Using coir fiber reduces the rate of the depletion of other natural resources and provides positive economic returns for coconut cultivators. Coir fiber is the toughest of all of the natural fibers. Rigorous testing has shown that coir fiber-reinforced concrete is stronger than concrete without coir fiber and has improved mechanical and dynamic properties.

Coconut fibers mitigate crack development in concrete structures that are near water or in places where structures are prone to other environmental stresses, such as earthquakes.

Since coconut fiber is not as dense as concrete, it reduces the overall weight of a structure, making it ideal for producing a lightweight form of concrete. Coir also has low thermal conductivity, which allows for natural cooling. Сoconut fiber has great potential as a replacement for steel as a material for reinforcing concrete. It is also beneficial because it is strong, cheap to make, and naturally cooling.

Coir fiber-reinforced concrete has many advantages. Since coir fiber is a byproduct of coconut processing, it is a readily available substance, and utilizing coir in buildings has positive cost-benefit implications.

Coir, as a natural reinforcement material, can be collected cheaply and efficiently using local labor and technology. With the quest to find affordable housing options for rural and urban populations around the world still unfinished, developers must start looking at new building methods and incorporating alternative, innovative measures. Research into coconut fiber suggests that it has significant potential as a durable, low-cost building material.

Our business intended to provide clients with a convenient and effective construction consulting services via multiple communication channels: phone calls, chat and messenger. Our Neolara website enables consumers to find the best construction workers for their needs and get a real-time a professional consultation from highly experienced builders.

We are offering such services to our clients:

•	turnkey construction

Turnkey construction is a building solution that drastically simplifies things for the owner of the future project. With this type of project, the contractor is given the responsibility for design and construction work. The owner need only wait for the contractor get the job done, and then when the project is finished, he or she is able to “turn the key” and start using the new building or facility.

We plan to build not only residential but also commercial real estate:

- Private houses, high-rise buildings, flats, apartments, farm houses - these are the largely sold residential properties. Built amidst the excellent infrastructure and equipped with all modern facilities, each of these properties has its own charm;

- Commercial complexes, warehouses and offices. These properties we plan to construct with modern amenities and spacious interiors to accommodate all goods and office equipment efficiently;

- Retail shopping malls and community centers. We will construct shopping malls and community centers keeping in mind the shopping needs of the consumers these days;

- Staff quarters and hostels;

- Restaurants, hotels, food courts, banquet halls and auditoriums;

- Buildings for hospitals and nursing homes

Market overview

The outbreak of the virus has led to temporary in activities across various industries including construction. Implementation of global lockdown and social distancing have resulted in shutdown of construction activities as laborers and workers were not allowed to work, and companies had to close the project due to lack of construction workers. Moreover, ban over imports and exports have resulted in the lack of raw materials, which, in turn, negatively affects the market. However, the market is quick to recover after normalization as companies are strategizing towards revenue development, which, in turn, increases the number of construction projects. This increase in construction projects boosts consumption of concrete.

Competition

The market of construction and building materials is highly competitive. Our competitors are substantially larger and more experienced than us and have longer operating histories and have materially greater financial and other resources than us.

Marketing

We intend to conduct marketing activities in such ways:

•	to embrace Social Media (Facebook, Twitter, Instagram, LinkedIn). These platforms can help us to build a great referral community to “pass on” our name and advertise our services by word of mouth via the Internet.

•	to create A Newsletter. We will Use a newsletter to highlight projects we are working on or have completed. Newsletters will be the perfect tool for establishing and maintaining a relationship with our customers.

•	to make An Impact With Video. Creating just one video can provide us with a marketing tool that can be on our website, in our social media posts and emailed out in our newsletter.

•	to build a Partnership. No building is made up of only one material. Partnerships are essential in the construction business. And, they can be terrific lead builders. We have to work with trusted vendors to build a partnership list. LinkedIn is one of the best platforms for sourcing potential partners.

•	to use PPC To Bring In Qualified Leads. PPC (Pay Per Click), also known as Paid Advertising , is a highly effective way to get us in front of the right audience AND garner more qualified leads .

•	to Establish A GREAT Website (we are planning to add "Construction Calculator" service to our website).

•	to place outdoor display advertisements in public transportation terminals, in residential complexes in selected cities, in shopping centers, in construction stores and to rent billboards in Costa Rica.

•	intend to cooperate with media platforms and place banner advertisements or advertorials on construction-focused platforms.

Bankruptcy or Similar Proceedings

We have never been subject to bankruptcy, receivership or any similar proceeding.

Employees; Identification of certain significant employees

We have no employees other than our sole officer and director, Julio Antonio Quesada Murillo.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.

Facilities and Executive Offices

Our corporate headquarters is located at Contiguo a la Guardia de Asistencia Rural, San Vito, Coto Brus, Puntarenas, 60801, Costa Rica and our phone number is +1 307 269 0177. Further, this space has been provided by our sole executive Mr. Julio Antonio Quesada Murillo free of cost. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

Government and industry regulation

We will be subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our services in Costa Rica and to operation of any facility in any jurisdiction which we would conduct activities. We believe that government regulation will have no material impact on the way we conduct our business.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Periods Ended March 31, 2023 and 2022:

During the three months period ended March 31, 2023 and 2022 we have generated $7,800 and $0 in revenues, respectively. The cost of goods sold for the three months ended March 31, 2023 and 2022 were $4,800 and $0.

For the three months period ended March 31, 2023 operating expenses were $3,190. Operating expenses consist of mainly general and administrative expenses and professional fees.

For the three months period ended March 31, 2022 operating expenses were $0.

Our net loss for the three months period ended March 31, 2023 were $190.

Our net income for the three months period ended March 31, 2022 were $0.

Nine Months Periods Ended March 31, 2023 and 2022:

During the nine months period ended March 31, 2023 and 2022 we have generated $7,800 and $0 in revenues, respectively. The cost of goods sold for the nine months ended March 31, 2023 and 2022 were $4,800 and $0.

For the nine months period ended March 31, 2023 operating expenses were $18,923. Operating expenses consist of mainly professional fees.

For the nine months period ended March 31, 2022 operating expenses were $0.

Our net loss for the nine months period ended March 31, 2023 were $15,023.

Our net loss for the nine months period ended March 31, 2022 were $0.

Liquidity and Capital Resources

As of March 31, 2023, our total assets were $56,380 consisting of cash of $3,443 and intangible assets of $52,937. As of March 31, 2023, our current liabilities were $72,303 consisting of notes payable of $50,412 and related party advances of $21,891.

Cash Flows from Operating Activities for nine months ending March 31, 2023 and 2022

For the nine months ended March 31, 2023, net cash flows used in operating activities was $(9,948). For the nine months ended March 31, 2022, net cash flows used in operating activities was $0.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months ended March 31, 2023 and 2022.

Cash Flows from Financing Activities

For the nine months ended March 31, 2023, net cash flows provided by financing activities was $13,391. We have not generated cash flows from financing activities for the nine months ended March 31, 2022.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending March 31, 2023, there were no pending or threatened legal actions against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Report Required.

Item 3. Defaults upon Senior Securities

No Report Required.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

No Report Required.

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Schema Document
101.CAL*	Inline XBRL Calculation Linkbase Document
101.DEF*	Inline XBRL Definition Linkbase Document
101.LAB*	Inline XBRL Labels Linkbase Document
101.PRE*	Inline XBRL Presentation Linkbase Document
104*	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

 ________

* To be filed by amendment

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2023.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial and Accounting Officer

