Form 10-Q/A
period 2023-03-31
Neolara Corp.
filed 2023-05-16
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

STATEMENTS OF OPERATIONS

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

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2023	For the nine months ended March 31, 2022

Cash Flows from Operating Activities:
Net Loss	$(15,923)	$–

Depreciation Expenses	2,062	–
Interest Payable	3,913	–
Net cash used in operating activities	(9,948)	–

Cash flows from Investing Activities:
Net cash provided by investing activities	–	–

Cash flows from Financing Activities:
Notes Payable	(8,500)	–
Related Party Advances	21,891	–
Net cash provided by financing activities	13,391	–

Net increase in cash and cash equivalents	3,443	–
Cash and cash equivalents, beginning of period	–	–
Cash and cash equivalents,end of period	$3,443	$–

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

