Form 10-K
period 2023-06-30
Neolara Corp.
filed 2023-08-30
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

Securities registered under Section 12(g) of the Exchange Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $0

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 30, 2023
Common Stock: $0.0001	2,567,000

NEOLARA CORP.

i

PART I

Item 1. Description of Business

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

We plan to build not only residential but also commercial real estate:

•	Private houses, high-rise buildings, flats, apartments, farm houses - these are the largely sold residential properties. Built amidst the excellent infrastructure and equipped with all modern facilities, each of these properties has its own charm;

•	Commercial complexes, warehouses and offices. These properties we plan to construct with modern amenities and spacious interiors to accommodate all goods and office equipment efficiently;

•	Retail shopping malls and community centers. We will construct shopping malls and community centers keeping in mind the shopping needs of the consumers these days;

•	Staff quarters and hostels;

•	Restaurants, hotels, food courts, banquet halls and auditoriums;

•	Buildings for hospitals and nursing homes

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

Marketing

We intend to conduct marketing activities in such ways:

•	to embrace Social Media (Facebook, Twitter, Instagram, LinkedIn). These platforms can help us to build a great referral community to “pass on” our name and advertise our services by word of mouth via the Internet.

•	to create A Newsletter. We will Use a newsletter to highlight projects we are working on or have completed. Newsletters will be the perfect tool for establishing and maintaining a relationship with our customers.

•	to make An Impact With Video. Creating just one video can provide us with a marketing tool that can be on our website, in our social media posts and emailed out in our newsletter.

•	to build a Partnership. No building is made up of only one material. Partnerships are essential in the construction business. And, they can be terrific lead builders. We have to work with trusted vendors to build a partnership list. LinkedIn is one of the best platforms for sourcing potential partners.
•	to use PPC To Bring In Qualified Leads. PPC (Pay Per Click), also known as Paid Advertising , is a highly effective way to get us in front of the right audience AND garner more qualified leads.

•	to Establish A GREAT Website (we are planning to add "Construction Calculator" service to our website).

•	to place outdoor display advertisements in public transportation terminals, in residential complexes in selected cities, in shopping centers, in construction stores and to rent billboards in Costa Rica.

•	intend to cooperate with media platforms and place banner advertisements or advertorials on construction-focused platforms.

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

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2. Description of Property

We do not own any real estate or other properties.

Item 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened, or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is a limited public market for our common shares. Our common shares are not quoted on the OTC Bulletin Board at this time. Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects. We cannot assure you that there will be a market in the future for our common stock.

As of June 30, 2023, no shares of our common stock are traded.

HOLDERS

As of June 30, 2023, the Company had 2,050,000 shares of our common stock issued and outstanding held by a total of 3 shareholders of record.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During the year ended June 30, 2022, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $200 at $0.0001 per share.

During the year ended June 30, 2023, the Company issued 50,000 shares of common stock for cash proceeds of $1,500 at $0.03 per share.

There were 2,050,000 and 2,000,000 shares of common stock issued and outstanding as of June 30, 2023, and 2022, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended June 30, 2023 and 2022:

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long-term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Years Ended June 30, 2023 and 2022:

During the years ended June 30, 2023 and 2022 we have generated $7,800 and $0 in revenues, respectively. The cost of goods sold for the years ended June 30, 2023 and 2022 were $9,680 and $0.

For the year ended June 30, 2023 operating expenses were $23,588. Operating expenses consist of mainly general and administrative expenses and professional fees.

For the year ended June 30, 2022 operating expenses were $200.

Our net loss for the years ended June 30, 2023 and 2022 were $25,468 and $200, respectively.

Liquidity and Capital Resources

As of June 30, 2023, our total assets were $64,450 consisting of cash of $12,200 and intangible assets of $52,250. As of June 30, 2023, our current liabilities were $88,418 consisting of deferred income of $12,800 and related party advances of $75,618.

Cash Flows from Operating Activities for years ended June 30, 2023 and 2022

For the year ended June 30, 2023, net cash flows used in operating activities was $(9,918). For the year ended June 30, 2022, net cash flows used in operating activities was $(200).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the year ended June 30, 2023. For the year ended June 30, 2023, net cash flows provided by investing activities was $(55,000)

Cash Flows from Financing Activities

For the year ended June 30, 2023, net cash flows provided by financing activities was $22,118. For the year ended June 30, 2022, net cash flows provided by financing activities was $55,200.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

NEOLARA CORP.

FINANCIAL STATEMENTS

Gries & Associates, LLC Certified Public Accountants 501 S. Cherry Street, Suite 1100 Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Neolara Corp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Neolara Corp (the “Company”) as of June 30, 2023 and 2022, respectively, and the related statements of operations, statements of stockholders’ deficit, and cash flows for the year ended June 30, 2023 and the period from June 9, 2022 (inception) through June 30, 2022, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2022, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 3 to the financial statements, the Company has incurred losses since inception of $25,668. These factors create an uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2022.

Denver, CO

August 29, 2023

NEOLARA CORP.

BALANCE SHEETS

	June 30, 2023	June 30, 2022

ASSETS
Cash and Cash Equivalents	$12,200	$–

Intangible Assets, net	52,250	55,000

TOTAL ASSETS	$64,450	$55,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Deferred Income	$12,800	$–
Notes Payable	–	55,000
Related Party Advances	75,618	–

Total Liabilities	88,418	55,000

STOCKHOLDERS’ DEFICIT:
Common stock: $0.0001 par value, 75,000,000 shares authorized, 2,050,000 and 2,000,000 shares issued and outstanding	205	200
Additional Paid-in Capital	1,495	–
Accumulated Deficit	(25,668)	(200)

Total Stockholders’ deficit	(23,968)	–

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$64,450	$55,000

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATION

	For the year ended June 30, 2023	For the year ended June 30, 2022

REVENUE:
Sales	$7,800	$–
Total Revenues	7,800	–

Cost of Goods Sold	9,680	–

Gross (Loss) Profit	(1,880)	–

EXPENSES:
Depreciation Expenses	2,750	–
General and Administrative Expenses	4,030	200
Professional Expenses	16,808	–
Total Expenses	23,588	200

Loss Before Income Taxes	(25,468)	(200)

Provision for Income Taxes	–	–

NET LOSS	$(25,468)	$(200)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	2,003,085	2,000,000

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS' DEFICIT

For the years ended June 30, 2023 and 2022

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2021	–	$–	$–	$–	$–

Issuance of common stock	2,000,000	200	–	–	200

Net loss	–	–	–	(200)	(200)

Balance as of June 30, 2022	2,000,000	$200	$–	$(200)	$–

Issuance of common stock	50,000	5	1,495	–	1,500

Net loss	–	–	–	(25,468)	(25,468)

Balance as of June 30, 2023	2,050,000	$205	$1,475	$(25,668)	$(23,968)

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2023	For the year ended June 30, 2022

Cash Flows from Operating Activities:
Net Loss	$(25,468)	$(200)

Depreciation Expenses	2,750	–
Deferred Income	12,800	–
Net cash used in operating activities	(9,918)	(200)

Cash flows from Investing Activities:
Business Acquisition	–	(55,000)
Net cash provided by investing activities	–	(55,000)

Cash flows from Financing Activities:
Notes Payable	(55,000)	55,000
Proceeds from Issuance of Common Stock	1,500	200
Related Party Advances	75,618	–
Net cash provided by financing activities	22,118	55,200

OVERVIEW
Starting Balance	–	–
Gross Cash Inflow	–	–
Gross Cash Outflow	–	–
Net Cash Change	12,200	–
Ending Balance	$12,200	$–

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period from inception (June 9, 2022) to June 30, 2023.

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

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of June 30, 2023.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of June 30, 2023. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On June 10, 2022, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $200 at $0.0001 per share.

During the year ended June 30, 2023, the Company issued 50,000 shares of common stock for cash proceeds of $1,500 at $0.03 per share.

There were 2,050,000 and 2,000,000 shares of common stock issued and outstanding as of June 30, 2023, and 2022, respectively.

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

The Company had the following intangible assets as of June 30, 2023:

For the period from inception (June 9, 2022) to June 30, 2023
Balance as of June 9, 2022 (date of inception)	$–

Business acquisition	55,000
Amortization expense	2,750

Balance as of June 30, 2023	$52,250

NOTE 6 – RELATED PARTY TRANSACTIONS

During the period from inception (June 9, 2022) to June 30, 2023, the Company’s president has loaned to the Company $75,618. This loan is unsecured, non-interest bearing and due on demand.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2023 and 2022

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the year ended June 30, 2023 and period from inception (June 9, 2022) to June 30, 2022 consists of the following:

	Year ended June 30, 2023	For the period from inception (June 9, 2022) to June 30, 2022
Federal income tax benefit attributable to:
Current Operations	$25,668	$200
Less: valuation allowance	(25,668)	(200)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Year ended June 30, 2023	For the period from inception (June 9, 2022) to June 30, 2022
Deferred tax asset attributable to:
Net operating loss carryover	$5,390	$42
Less: valuation allowance	(5,390)	(42)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $5,390 as of June 30, 2023 and $42 as of June 30, 2022, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

In July and August 2023, the Company issued 567,000 shares of common stock for cash proceeds of $17,010 at $0.03 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

The Company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2023, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2023, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2023, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2023 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Julio Antonio Quesada Murillo	34	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Julio Antonio Quesada Murillo, Age 34

Mr. Julio Antonio Quesada Murillo has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on June 09, 2022.

He has got a master degree in civil engineering and bachelor degree in business management. He has worked in construction industry for the last 12 years. As an Owner of construction firm, Chief Building Engineer, the Successful leader and Investor in different startup construction projects.

Mr. Julio Antonio Quesada Murillo has been planning formation and operation of Neolara Corp. and we expect that his professional experience will help to develop our business.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and she does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us.

In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding to our director's business and personal activities and relationships as they may relate to our management and us.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee, or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years June 30, 2023 and 2022:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Julio Antonio Quesada Murillo, President	2023	0	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0	49,000

Our sole officer and director has not received monetary compensation since our inception to the date of this prospectus.

EMPLOYMENT AGREEMENTS

Currently we don’t have any employment agreements.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of June 30, 2023 and 2022:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Julio Antonio Quesada Murillo, President	2023	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this prospectus, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 2,050,000 shares of our common stock issued and outstanding as of the date of this prospectus. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Julio Antonio Quesada Murillo Contiguo a la Guardia de Asistencia Rural, San Vito, Coto Brus, Puntarenas, 60801, Costa Rica	2,000,000	97.56%

Item 13. Certain Relationships and Related Transactions

As of June 10, 2022 we have issued 2,000,000 shares of company common stock valued at 0.0001 per share to Julio Antonio Quesada Murillo in the capacity of Director of the Company for providing services such as company incorporation, preparation of S-1, preparation year end financials for consideration of $200.

As of June 30, 2023, our sole director has loaned to the Company $75,618. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended June 30, 2023 and 2022 for professional services rendered by Gries & Associates, LLC, the independent auditor:

Fees	2023	2022
Audit Fees	$10,000	$–
Audit Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$10,000	$–

PART IV

Item 15. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 30, 2023.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

