Form 10-Q
period 2023-09-30
Neolara Corp.
filed 2023-11-09
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 9, 2023
Common Stock: $0.0001	2,799,000

NEOLARA CORP.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

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

NEOLARA CORP.

BALANCE SHEETS

	September 30, 2023 (unaudited)	June 30, 2023

ASSETS
Cash and Cash Equivalents	$20,478	$12,200

Intangible Assets, net	51,562	52,250

TOTAL ASSETS	$72,040	$64,450

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Deferred Income	$–	$12,800
Related Party Advances	75,618	75,618

Total Liabilities	75,618	88,418

STOCKHOLDERS’ DEFICIT:
Common stock: $0.0001 par value, 75,000,000 shares authorized, 2,567,000 and 2,050,000 shares issued and outstanding	257	205
Additional Paid-in Capital	16,953	1,495
Accumulated Deficit	(20,788)	(25,668)

Total Stockholders’ deficit	(3,578)	(23,968)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,040	$64,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022

REVENUE:
Sales	$12,800	$–
Total Revenues	12,800	–

Cost of Goods Sold	–	–

Gross (Loss) Profit	12,800	–

EXPENSES:
Depreciation Expenses	688	688
General and Administrative Expenses	532	1,375
Professional Expenses	6,700	6,887
Total Expenses	7,920	8,950

Income (Loss) Before Income Taxes	4,880	(8,950)

Provision for Income Taxes	–	–

NET INCOME (LOSS)	$4,880	$(8,950)

Net Income (loss) per common share – basic	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic	2,369,522	2,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended September 30, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance as of June 30, 2022	2,000,000	$200	$–	$(200)	$–

Net loss	–	–	–	(8,950)	(8,950)

Balance as of September 30, 2022	2,000,000	$200	$–	$(9,150)	$(8,950)

Balance as of June 30, 2023	2,050,000	$205	$1,495	$(25,668)	$(23,968)

Issuance of common stock	517,000	52	15,458	–	15,510

Net income	–	–	–	4,880	4,880

Balance as of September 30, 2023	2,567,000	$257	$16,953	$(20,788)	$(3,578)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30, 2023	For the three months ended September 30, 2022

Cash Flows from Operating Activities:
Net Income (Loss)	$4,880	$(8,950)

Depreciation Expenses	688	688
Deferred Income	(12,800)	–
Interest Payable	–	1,375
Net cash used in operating activities	(7,232)	(6,887)

Cash flows from Financing Activities:
Proceeds from Issuance of Common Stock	15,510	–
Related Party Advances	–	6,887
Net cash provided by financing activities	15,510	6,887

OVERVIEW
Starting Balance	12,200	–
Net Cash Change	8,278	–
Ending Balance	$20,478	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K, on August 29, 2023. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2023 as reported in Form 10-K, have been omitted.

Use of Estimates

The preparation of financial statements with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on Neolara Corp.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Neolara Corp.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

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

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of September 30, 2023.

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

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with GAAP, which considers continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues, working capital and accumulated deficit as of September 30, 2023. Additionally, the Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, in the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

NOTE 4 – STOCKHOLDERS’ DEFICIT

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On June 10, 2022, the Company issued 2,000,000 shares of common stock to a director for cash proceeds of $200 at $0.0001 per share.

During the year ended June 30, 2023, the Company issued 50,000 shares of common stock for cash proceeds of $1,500 at $0.03 per share.

In July 2023, the Company issued 236,000 shares of common stock for cash proceeds of $7,080 at $0.03 per share.

In August 2023, the Company issued 281,000 shares of common stock for cash proceeds of $8,430 at $0.03 per share.

There were 2,567,000 and 2,050,000 shares of common stock issued and outstanding as of September 30, 2023 and June 30, 2023, respectively.

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

The Company had the following intangible assets as of September 30, 2023:

Balance as of June 30, 2023	$55,000
Accumulated depreciation	3,438

Balance as of September 30, 2023	$51,562

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

(Unaudited)

NOTE 6 – RELATED PARTY TRANSACTIONS

As of September 30, 2023, the Company’s president has loaned to the Company $75,618. This loan is unsecured, non-interest bearing and due on demand.

NOTE 7 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the three months ended September 30, 2023 and the year ended June 30, 2023 consists of the following:

	For the three months ended September 30, 2023	Year ended June 30, 2023
Federal income tax benefit attributable to:
Current Operations	$20,788	$25,668
Less: valuation allowance	(20,788)	(25,668)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	For the three months ended September 30, 2023	Year ended June 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$4,365	$5,390
Less: valuation allowance	(4,365)	(5,390)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,365 as of September 30, 2023 and $5,390 as of June 30, 2023, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

In October and November 2023, the Company issued 232,000 shares of common stock for cash proceeds of $6,960 at $0.03 per share.

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

We are a development stage company and currently have no revenues or significant assets and we have incurred losses since its inception. As of September 30, 2023 our total assets were $72,040 and our total current liabilities were $75,618.

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

We bought a company Futureproof Eco Solutions LLC because of its unique registration of the patent; the Company Purchase Agreement is filed as Exhibit 10.3 to this Registration Statement. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The mixture consists of Portland cement, wood filler, calcium chloride and water. The mixture also contains sand as a binder additive. Additionally, to increase the strength of the material, coconut fiber is added to the mixture in an amount of 5%. The achieved technical result is that the mixture has a compressive strength 1.2-1.5 times greater than standard building mixtures. In addition, the consumption of Portland cement is reduced by an average of 20%.

As of September 30, 2023 we have paid the seller of Futureproof Eco Solutions LLC the full amount for the purchased asset.

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

Three Months Periods Ended September 30, 2023 and 2022:

During the three months periods ended September 30, 2023 and 2022 we have generated $12,800 and $0 in revenues, respectively.

For the three months periods ended September 30, 2023 and 2022 operating expenses were $7,920 and $8,950, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees.

Our net income (loss) for the three months periods ended September 30, 2023 and 2022 were $4,880 and $(8,950), respectively.

Liquidity and Capital Resources

As of September 30, 2023, our total assets were $72,040 consisting of cash of $20,478 and intangible assets of $51,562. and our current liabilities were $75,618 consisting of related party advances.

Cash Flows from Operating Activities for three months ending September 30, 2023 and 2022

For the three months ended September 30, 2023, net cash flows used in operating activities was $(7,232). For the three months ended September 30, 2022, net cash flows used in operating activities was $(6,887).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended September 30, 2023 and 2022.

Cash Flows from Financing Activities

For the three months ended September 30, 2023, net cash flows provided by financing activities was $15,510. For the three months ended September 30, 2022, net cash flows provided by financing activities was $6,887.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending September 30, 2023, there were no pending or threatened legal actions against us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2023.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

