Form 10-Q
period 2023-12-31
Neolara Corp.
filed 2024-02-07
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 07, 2024
Common Stock: $0.0001	3,177,000

NEOLARA CORP.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

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

NEOLARA CORP.

BALANCE SHEETS

	December 31, 2023 (unaudited)	June 30, 2023

ASSETS
Cash and Cash Equivalents	$34,448	$12,200

Intangible Assets, net	50,875	52,250

TOTAL ASSETS	$85,323	$64,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Contract Liabilities	$–	$12,800
Related Party Advances	75,618	75,618

Total Liabilities	75,618	88,418

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.0001 par value, 75,000,000 shares authorized, 3,057,000 and 2,050,000 shares issued and outstanding	306	205
Additional Paid-in Capital	31,604	1,495
Accumulated Equity (Deficit)	(22,205)	(25,668)

Total Stockholders’ Equity (Deficit)	9,705	(23,968)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$85,323	$64,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2023	For the three months ended December 31, 2022	For the six months ended December 31, 2023	For the six months ended December 31, 2023

REVENUE:
Sales	$4,800	$–	$17,600	$–
Total Revenues	4,800	–	17,600	–

Cost of Goods Sold	–	–	–	–

Gross Profit	4,800	–	17,600	–

EXPENSES:
Depreciation Expenses	688	687	1,375	1,375
General and Administrative Expenses	399	1,375	932	2,750
Professional Expenses	5,130	4,721	11,830	11,608
Total Expenses	6,217	6,783	14,137	15,733

Income (Loss) Before Income Taxes	(1,417)	(6,783)	3,463	(15,733)

Provision for Income Taxes	–	–	–	–

NET INCOME (LOSS)	$(1,417)	$(6,783)	$3,463	$(15,733)

Net Income (loss) per common share – basic	$(0.00)	$(0.01)	$0.00	$(0.01)

Weighted average number of common shares outstanding – basic	2,810,272	2,000,000	2,589,897	2,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended December 31, 2023 and 2022

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2022	2,000,000	$200	$–	$(200)	$–

Net loss	–	–	–	(8,950)	(8,950)

Balance as of September 30, 2022	2,000,000	200	–	(9,150)	(8,950)

Net loss	–	–	–	(6,783)	(6,783)

Balance as of December 31, 2022	2,000,000	$200	$–	$(15,933)	$(15,733)

Balance as of June 30, 2023	2,050,000	$205	$1,495	$(25,668)	$(23,968)

Issuance of common stock	517,000	52	15,458	–	15,510

Net income	–	–	–	4,880	4,880

Balance as of September 30, 2023	2,567,000	257	16,953	(20,788)	(3,578)

Issuance of common stock	490,000	49	14,651	–	14,700

Net loss	–	–	–	(1,417)	(1,417)

Balance as of December 31, 2023	3,057,000	$306	$31,604	$(22,205)	$9,705

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31, 2023	For the six months ended December 31, 2022

Cash Flows from Operating Activities:
Net Income (Loss)	$3,463	$(15,733)

Depreciation Expenses	1,375	1,375
Deferred Income	(12,800)	–
Interest Payable	–	2,750
Net cash used in operating activities	(7,962)	(11,608)

Cash flows from Financing Activities:
Proceeds from Issuance of Common Stock	30,210	–
Related Party Advances	–	11,608
Net cash provided by financing activities	30,210	11,608

OVERVIEW
Starting Balance	12,200	–
Net Cash Change	22,248	–
Ending Balance	$34,448	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2023

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

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which considers continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues, working capital and accumulated deficit as of December 31, 2023. Additionally, the Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognizes as it fulfills its obligations under each of its agreements:

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of December 31, 2023.

The following table shows the calculation of diluted shares:

	Three months ended December 31,		Six months ended December 31,
	2023	2022	2023	2022
Shares used in computation of basic earnings per share	2,810,272	2,000,000	2,589,897	2,000,000
Total dilutive effect of outstanding stock awards	–	–	–	–
Shares used in computation of diluted earnings per share	2,810,272	2,000,000	2,589,897	2,000,000

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

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

In October 2023, the Company issued 209,000 shares of common stock for cash proceeds of $6,270 at $0.03 per share.

In November 2023, the Company issued 46,000 shares of common stock for cash proceeds of $1,380 at $0.03 per share.

In December 2023, the Company issued 235,000 shares of common stock for cash proceeds of $7,050 at $0.03 per share.

There were 3,057,000 and 2,050,000 shares of common stock issued and outstanding as of December 31, 2023 and June 30, 2023, respectively.

NOTE 4 – INTANGIBLE ASSETS

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

The Company had the following intangible assets as of December 31, 2023:

Balance as of June 30, 2023	$55,000
Accumulated depreciation	4,125

Balance as of December 31, 2023	$50,875

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2023, the Company’s president has loaned to the Company $75,618. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the six months ended December 31, 2023 and the year ended June 30, 2023 consists of the following:

	For the six months ended December 31, 2023	Year ended June 30, 2023
Federal income tax benefit attributable to:
Current Operations	$22,205	$25,668
Less: valuation allowance	(22,205)	(25,668)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	For the six months ended December 31, 2023	Year ended June 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$4,663	$5,390
Less: valuation allowance	(4,663)	(5,390)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $4,663 as of December 31, 2023 and $5,390 as of June 30, 2023, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2023, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

In January 2024, the Company issued 120,000 shares of common stock for cash proceeds of $3,600 at $0.03 per share.

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

We are a development stage company and currently had no significant assets and we have limited revenues and incurred losses since its inception. As of December 31, 2023 our total assets were $85,323 and our total current liabilities were $75,618.

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

As of December 31, 2023 we have paid the seller of Futureproof Eco Solutions LLC the full amount for the purchased asset.

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

Three Months Periods Ended December 31, 2023 and 2022:

During the three months periods ended December 31, 2023 and 2022 we have generated $4,800 and $0 in revenues, respectively.

For the three months periods ended December 31, 2023 and 2022 operating expenses were $6,217 and $6,783, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees.

Our net income (loss) for the three months periods ended December 31, 2023 and 2022 were $(1,417) and $(6,783), respectively.

Six Months Periods Ended December 31, 2023 and 2022:

During the six months periods ended December 31, 2023 and 2022 we have generated $17,600 and $0 in revenues, respectively.

For the six months periods ended December 31, 2023 and 2022 operating expenses were $14,137 and $15,733, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees.

Our net income (loss) for the six months periods ended December 31, 2023 and 2022 were $3,463 and $(15,733), respectively.

Liquidity and Capital Resources

As of December 31, 2023, our total assets were $85,323 consisting of cash of $34,448 and intangible assets of $50,875 and our current liabilities were $75,618 consisting of related party advances.

Cash Flows from Operating Activities for six months ending December 31, 2023 and 2022

For the six months ended December 31, 2023, net cash flows used in operating activities was $(7,962). For the six months ended December 31, 2022, net cash flows used in operating activities was $(11,608).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six months ended December 31, 2023 and 2022.

Cash Flows from Financing Activities

For the six months ended December 31, 2023, net cash flows provided by financing activities was $30,210. For the six months ended December 31, 2022, net cash flows provided by financing activities was $11,608.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending December 31, 2023, there were no pending or threatened legal actions against us.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 07, 2024.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

