Form 10-Q
period 2024-03-31
Neolara Corp.
filed 2024-05-20
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 20, 2024
Common Stock: $0.0001	3,177,000

NEOLARA CORP.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

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

NEOLARA CORP.

BALANCE SHEETS

	March 31, 2024 (unaudited)	June 30, 2023

ASSETS
Cash and Cash Equivalents	$33,075	$12,200

Intangible Assets, net	50,187	52,250

TOTAL ASSETS	$83,262	$64,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Deferred Income	$–	$7,920
Related Party Advances	75,830	75,618

Total Liabilities	75,830	83,538

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.0001 par value, 75,000,000 shares authorized, 3,177,000 and 2,050,000 shares issued and outstanding	318	205
Additional Paid-in Capital	35,192	1,495
Accumulated Equity (Deficit)	(28,078)	(20,788)

Total Stockholders’ Equity (Deficit)	7,432	(19,088)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$83,262	$64,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2024	For the three months ended March 31, 2023	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023

REVENUE:
Sales	$–	$7,800	$17,600	$7,800
Total Revenues	–	7,800	17,600	7,800

Cost of Goods Sold	–	4,800	4,880	4,800

Gross Profit	–	3,000	12,720	3,000

EXPENSES:
Depreciation Expenses	688	687	2,063	2,062
General and Administrative Expenses	97	1,181	1,029	3,931
Professional Expenses	5,088	1,322	16,918	12,930
Total Expenses	5,873	3,190	20,010	18,923

Loss before Income Taxes	(5,873)	(190)	(7,290)	(15,923)

Provision for Income Taxes	–	–	–	–

NET LOSS	$(5,873)	$(190)	$(7,290)	$(15,923)

Net loss per common share – basic	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding – basic	3,163,022	2,000,000	2,778,099	2,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended March 31, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders' Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2022	2,000,000	$200	$–	$(200)	$–

Net loss	–	–	–	(8,950)	(8,950)

Balance as of September 30, 2022	2,000,000	200	–	(9,150)	(8,950)

Net loss	–	–	–	(6,783)	(6,783)

Balance as of December 31, 2022	2,000,000	$200	$–	$(15,933)	$(15,733)

Net loss	–	–	–	(190)	(190)

Balance as of March 31, 2023	2,000,000	$200	$–	$(16,123)	$(15,923)

Balance as of June 30, 2023	2,050,000	$205	$1,495	$(20,788)	$(19,088)

Issuance of common stock	517,000	52	15,458	–	15,510

Net income	–	–	–	–	–

Balance as of September 30, 2023	2,567,000	257	16,953	(20,788)	(3,578)

Issuance of common stock	490,000	49	14,651	–	14,700

Net loss	–	–	–	(1,417)	(1,417)

Balance as of December 31, 2023	3,057,000	$306	$31,604	$(22,205)	$9,705

Issuance of common stock	120,000	12	3,588	–	3,600

Net loss	–	–	–	(5,873)	(5,873)

Balance as of March 31, 2024	3,177,000	$318	$35,192	$(28,078)	$7,432

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2024	For the nine months ended March 31, 2023

Cash Flows from Operating Activities:
Net Loss	$(7,290)	$(15,923)

Depreciation Expenses	2,063	2,062
Deferred Income	(7,920)	–
Interest Payable	–	3,913
Net cash used in operating activities	(13,147)	(9,948)

Cash flows from Financing Activities:
Notes Payable	–	(8,500)
Proceeds from Issuance of Common Stock	33,810	–
Related Party Advances	212	21,891
Net cash provided by financing activities	34,022	13,391

OVERVIEW
Starting Balance	12,200	–
Net Cash Change	20,875	3,443
Ending Balance	$33,075	$3,443

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2024

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

The Company has adjusted certain previously reported amounts in its consolidated balance sheets as of and for the year ended June 30, 2023 and the income statement for the 9 months period ended March 31, 2024, to reflect the recording of the deferred cost, netting the corresponding deferred revenue and the subsequent recognition in the income statements for an amount of $4,880. This adjustment did not materially impact the financial position and the result of operations of the Company for the period indicated.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which considers continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues, working capital and accumulated deficit as of March 31, 2024. Additionally, the Company has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with ASC 260, “Earnings per Share”. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of March 31, 2024.

The following table shows the calculation of diluted shares:

	Three months ended March 31,		Nine months ended March 31,
	2024	2023	2024	2023
Shares used in computation of basic earnings per share	3,163,022	2,000,000	2,778,099	2,000,000
Total dilutive effect of outstanding stock awards	–	–	–	–
Shares used in computation of diluted earnings per share	3,163,022	2,000,000	2,778,099	2,000,000

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

There were 3,177,000 and 2,050,000 shares of common stock issued and outstanding as of March 31, 2024 and June 30, 2023, respectively.

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

The Company had the following intangible assets as of March 31, 2024:

Balance as of June 30, 2023	$55,000
Accumulated depreciation	4,813

Balance as of March 31, 2024	$50,187

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2024, the Company’s president has loaned to the Company $75,830. This loan is unsecured, non-interest bearing and due on demand.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the nine months ended March 31, 2024 and the year ended June 30, 2023 consists of the following:

	For the nine months ended March 31, 2024	Year ended June 30, 2023
Federal income tax benefit attributable to:
Current Operations	$28,078	$25,668
Less: valuation allowance	(28,078)	(25,668)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	For the nine months ended March 31, 2024	Year ended June 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$5,896	$5,390
Less: valuation allowance	(5,896)	(5,390)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $5,896 as of March 31, 2024 and $5,930 as of June 30, 2023, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are a development stage company and currently had no significant assets and we have limited revenues and incurred losses since its inception. As of March 31, 2024 our total assets were $83,262 and our total current liabilities were $75,830.

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

As of March 31, 2024 we have paid the seller of Futureproof Eco Solutions LLC the full amount for the purchased asset.

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

Marketing

We intend to conduct marketing activities in such ways:

•	to embrace Social Media (Facebook, Twitter, Instagram, LinkedIn). These platforms can help us to build a great referral community to “pass on” our name and advertise our services by word of mouth via the Internet.

•	to create A Newsletter. We will Use a newsletter to highlight projects we are working on or have completed. Newsletters will be the perfect tool for establishing and maintaining a relationship with our customers.

•	to make An Impact With Video. Creating just one video can provide us with a marketing tool that can be on our website, in our social media posts and emailed out in our newsletter.

•	to build a Partnership. No building is made up of only one material. Partnerships are essential in the construction business. And, they can be terrific lead builders. We have to work with trusted vendors to build a partnership list. LinkedIn is one of the best platforms for sourcing potential partners.

•	to use PPC To Bring In Qualified Leads. PPC (Pay Per Click), also known as Paid Advertising, is a highly effective way to get us in front of the right audience AND garner more qualified leads.

•	to Establish A GREAT Website (we are planning to add "Construction Calculator" service to our website).

•	to place outdoor display advertisements in public transportation terminals, in residential complexes in selected cities, in shopping centers, in construction stores and to rent billboards in Costa Rica.

•	intend to cooperate with media platforms and place banner advertisements or advertorials on construction-focused platforms.

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

Three Months Periods Ended March 31, 2024 and 2023:

During the three months periods ended March 31, 2024 and 2023 we have generated $0 and $7,800 in revenues, respectively. The cost of goods sold for the three months ended March 31, 2024 and 2023 were $0 and $4,800.

For the three months periods ended March 31, 2024 and 2023 operating expenses were $5,873 and $3,190, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees.

Our net income (loss) for the three months periods ended March 31, 2024 and 2023 were $(5,873) and $(190), respectively.

Nine Months Periods Ended March 31, 2024 and 2023:

During the nine months periods ended March 31, 2024 and 2023 we have generated $17,600 and $7,900 in revenues, respectively. The cost of goods sold for the nine months ended March 31, 2024 and 2023 were $4,880 and $4,800.

For the nine months periods ended March 31, 2024 and 2023 operating expenses were $20,010 and $18,923, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees.

Our net income (loss) for the nine months periods ended March 31, 2024 and 2022 were $5,873 and $(15,923), respectively.

Liquidity and Capital Resources

As of March 31, 2024, our total assets were $83,262 consisting of cash of $33,075 and intangible assets of $50,187 and our current liabilities were $75,830 consisting of related party advances.

Cash Flows from Operating Activities for nine months ending March 31, 2024 and 2023

For the nine months ended March 31, 2024, net cash flows used in operating activities was $(13,147). For the nine months ended March 31, 2023, net cash flows used in operating activities was $(9,948).

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months ended March 31, 2024 and 2023.

Cash Flows from Financing Activities

For the nine months ended March 31, 2024, net cash flows provided by financing activities was $34,022. For the nine months ended March 31, 2023, net cash flows provided by financing activities was $13,391.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending March 31, 2024, there were no pending or threatened legal actions against us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Report Required.

Item 3. Defaults upon Senior Securities

No Report Required.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 20, 2024.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

