Form 10-K
period 2024-06-30
Neolara Corp.
filed 2024-09-27
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

+1 307 2690177

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 27, 2024
Common Stock: $0.0001	3,177,000

NEOLARA CORP.

i

Forward-looking Statements

Statements made in this Form 10-K that are not historical or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may,” “will,” “expect,” “believe,” “anticipate,” “estimate,” “approximate” or “continue,” or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this report and in our financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

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

We are a development stage company and currently have no revenues or significant assets and we have incurred losses since inception. As of June 30, 2024 our total assets were $78,845 and our total current liabilities were $78,500.

We are providing a useful and effective type of construction service. Neolara Corp. is a construction  and architectural company that provide s services including General Contractor, Design & Consultant, Design & Build, Construction Project Management and Turnkey Construction of various types of buildings (private houses, high-rise buildings, shopping centers, non-residential premises etc.). Our company mainly engages in supplying coconut fiber concrete and engineering services. We are offering our construction services to the clients in Costa Rica and in  the future we are going to spread our services to other countries.

We bought a company Futureproof Eco Solutions LLC because of its unique registration of the patent, the Company Purchase Agreement is filed as Exhibit 10.3 to the Registration Statement of 04/18/2023. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The mixture consists of Portland cement, wood filler, calcium chloride and water. The mixture also contains sand as a binder additive. Additionally, to increase the strength of the material, coconut fiber is added to the mixture in an amount of 5%. The achieved technical result is that the mixture has a compressive strength 1.2-1.5 times greater than standard building mixtures. In addition, the consumption of Portland cement is reduced by an average of 20%.

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

Our business intendeds  to provide clients with a convenient and effective construction consulting services via multiple communication channels: phone calls, chat and messenger. Our Neolara website enables consumers to find the best construction workers for their needs and get real-time professional consultation from highly experienced builders.

We are offering such services to our clients:

•	turnkey construction

Turnkey construction is a building solution that drastically simplifies things for the owner of the future project. With this type of project, the contractor is given the responsibility for design and construction work. The owner needs only wait for the contractor get the job done, and then when the project is finished, he or she is able to “turn the key” and start using the new building or facility.

We plan to build not only residential but also commercial real estate:

•	Private houses, high-rise buildings, flats, apartments, farm houses - these are the largely sold residential properties. Built amidst the excellent infrastructure and equipped with all modern facilities, each of these properties has its own charm;

•	Commercial complexes, warehouses and offices. These properties we plan to construct with modern amenities and spacious interiors to accommodate all goods and office equipment efficiently;

•	Retail shopping malls and community centers. We will construct shopping malls and community centers keeping in mind the shopping needs of the consumers these days;

•	Staff quarters and hostels;

•	Restaurants, hotels, food courts, banquet halls and auditoriums;

•	Buildings for hospitals and nursing homes.

Competition

The market of construction and building materials is highly competitive. Our competitors are substantially larger and more experienced than us and have longer operating histories and have materially greater financial and other resources than us.

Marketing

We intend to conduct marketing activities in such ways:

•	to embrace social media (Facebook, Twitter, Instagram, LinkedIn). These platforms can help us to build a great referral community to “pass on” our name and advertise our services by word of mouth via the Internet.

•	to create a newsletter. We will use a newsletter to highlight projects we are working on or have completed. Newsletters will be the perfect tool for establishing and maintaining a relationship with our customers.

•	to make an impact with video. Creating just one video can provide us with a marketing tool that can be on our website, in our social media posts and emailed out in our newsletter.

•	to build a partnership. No building is made up of only one material. Partnerships are essential in the construction business. And, they can be terrific lead builders. We have to work with trusted vendors to build a partnership list. LinkedIn is one of the best platforms for sourcing potential partners.

•	to use PPC (pay per click) to bring in qualified leads. PPC, also known as paid advertising, is a highly effective way to get us in front of the right audience and garner more qualified leads.

•	to establish a great website (we are planning to add “Construction Calculator” service to our website).

•	to place outdoor display advertisements in public transportation terminals, in residential complexes in selected cities, in shopping centers, in construction stores and to rent billboards in Costa Rica.

•	intend to cooperate with media platforms and place banner advertisements or advertorials on construction-focused platforms.

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

Government and industry regulation

We are subject to applicable laws and regulations that relate directly or indirectly to our operations including United States securities laws. We are  required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to our services in Costa Rica and any other jurisdiction where we might conduct activities. We believe that government regulation has no material impact on the way we conduct our business.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity

None.

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

As of June 30, 2024, no shares of our common stock are traded.

HOLDERS

As of June 30, 2024, the Company had 3,177,000 shares of our common stock issued and outstanding held by a total of 51 shareholders of record.

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

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 75,000,000, $0.0001  par value shares of common stock authorized.

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

There were 3,177,000 and 2,050,000 shares of common stock issued and outstanding as of June 30, 2024 and 2023, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended June 30, 2024 and 2023:

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

Years Ended June 30, 2024 and 2023:

During the years ended June 30, 2024 and 2023 we have generated $21,300 and $7,800 in revenues, respectively. The cost of goods sold for the years ended June 30, 2024 and 2023 were $7,550 and $4,800. The increase in revenue for the fiscal year ended June 30, 2024, compared to the previous fiscal year, was due to the Company’s expanding operations and increased sales activities.

For the year ended June 30, 2024 and 2023 operating expenses were $28,127 and $23,588, respectively. Operating expenses consist of mainly amortization expenses and general and administrative expenses. The increase in total operating expenses for the fiscal year ended June 30, 2024, compared to the previous fiscal year, was primarily due to higher general and administrative expenses which increased due to audit fees.

Our net loss for the years ended June 30, 2024 and 2023 was $14,377 and $20,588, respectively. Net loss for the fiscal year ended June 30, 2024, increased because the growth in revenue for the same period exceeded the growth in operating expenses.

Liquidity and Capital Resources

As of June 30, 2024, our total assets were $78,845 consisting of cash of $29,345 and intangible assets of $49,500, while our current liabilities were $78,500 consisting of related party advances.

As of June 30, 2023, our total assets were $64,450 consisting of cash of $12,200 and intangible assets of $52,250, while our current liabilities were $83,538 consisting of deferred income of $7,920 and related party advances of $75,618.

Cash Flows from Operating Activities for years ended June 30, 2024 and 2023

For the year ended June 30, 2024, net cash flows used in operating activities was $(19,547) due to its net loss of $14,377, amortization expense of $2,750 and decrease in deferred income of $7,920.

For the year ended June 30, 2023, net cash flows used in operating activities was $(9,918) due to its net loss of $20,588, amortization expense of $2,750 and increase in deferred income of $7,920.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the years ended June 30, 2024 and 2023.

Cash Flows from Financing Activities

For the year ended June 30, 2024, net cash flows provided by financing activities was $36,692 due to net proceeds from the share issuance $33,810  and related party loan $2,882. For the year ended June 30, 2023, net cash flows provided by financing activities was $22,118 due to net proceeds from the share issuance $1,500, related party loan $75,618  and notes payable ($55,000).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Recent Accounting Pronouncements

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

NEOLARA CORP.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Neolara Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Neolara Corp.. (the Company) as of June 30, 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of June 30, 2023, were audited by other auditors whose report dated August 29, 2023, expressed an unqualified opinion on those statements.

Going Concern Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses since inception and has not achieved profitable operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GreenGrowth CPAs

September 27, 2024

We have served as the Company’s auditor since 2024.

Los Angeles, California

PCAOB ID Number 6580

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Denver, CO

August 29, 2023

NEOLARA CORP.

BALANCE SHEETS

	June 30, 2024	June 30, 2023

ASSETS
Cash and Cash Equivalents	$29,345	$12,200

Intangible Assets, net	49,500	52,250

TOTAL ASSETS	$78,845	$64,450

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Deferred Income	$–	$7,920
Related Party Advances	78,500	75,618

Total Liabilities	78,500	83,538

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.0001 par value, 75,000,000 shares authorized, 3,177,000 and 2,050,000 shares issued and outstanding	318	205
Additional Paid-in Capital	35,192	1,495
Accumulated Equity (Deficit)	(35,165)	(20,788)

Total Stockholders’ Equity (Deficit)	345	(19,088)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$78,845	$64,450

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATION

	For the year ended June 30, 2024	For the year ended June 30, 2023

REVENUE:
Sales	$21,300	$7,800
Total Revenues	21,300	7,800

Cost of Goods Sold	7,550	4,800

Gross Profit	13,750	3,000

EXPENSES:
Amortization Expenses	2,750	2,750
General and Administrative Expenses	25,377	20,838
Total Expenses	28,127	23,588

Loss Before Income Taxes	(14,377)	(20,588)

Provision for Income Taxes	–	–

NET LOSS	$(14,377)	$(20,588)

Net loss per common share - basic	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	2,878,697	2,003,085

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the years ended June 30, 2024 and 2023

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2022	2,000,000	$200	$–	$(200)	$–

Issuance of common stock	50,000	5	1,495	–	1,500

Net loss	–	–	–	(20,588)	(20,588)

Balance as of June 30, 2023	2,050,000	$205	$1,495	$(20,788)	$(19,088)

Issuance of common stock	1,127,000	113	33,697	–	33,810

Net loss	–	–	–	(14,377)	(14,377)

Balance as of June 30, 2024	3,177,000	$318	$35,192	$(35,165)	$345

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2024	For the year ended June 30, 2023

Cash Flows from Operating Activities:
Net Loss	$(14,377)	$(20,588)

Amortization Expenses	2,750	2,750
Deferred Income	(7,920)	7,920
Net cash used in operating activities	(19,547)	(9,918)

Cash Flows from Financing Activities:
Notes Payable	–	(55,000)
Proceeds from Issuance of Common Stock	33,810	1,500
Related Party Advances	2,882	75,618
Net cash provided by financing activities	36,692	22,118

OVERVIEW
Net increase in cash and cash equivalents	17,145	12,200
Cash and cash equivalents, beginning of the period	12,200	–
Cash and cash equivalents, end of the period	$29,345	$12,200

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Neolara Corp. (the “Company”) was incorporated in June 2022 under the laws of the State of Wyoming. We are providing a useful and effective type of construction service. Neolara Corp. is a construction  and architectural company that provides  services including General Contractor, Design & Consultant, Design & Build, Construction Project Management and Turnkey Construction of various types of buildings (private houses, high-rise buildings, shopping centers, non-residential premises etc.). Our company mainly engages in supplying coconut fiber concrete, and engineering services. We are offering our construction services to the clients in Costa Rica and in the future  we are going to spread our services to other countries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the period from inception (June 9, 2022) to June 30, 2024.

The Company has adjusted certain previously reported amounts in its balance sheets as of and for the year ended June 30, 2023 to reflect the recording of the deferred cost, netting the corresponding deferred revenue and the subsequent recognition in the income statements for an amount of $4,880 which was originally recognized as cost of goods sold. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of June 30, 2024. The Company had an accumulated deficit of $35,165 as of June 30, 2024 and had a net loss of $14,377 for the year ended June 30, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognizes as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when the services are completed and delivered in accordance with the terms of the contract.

Loss Per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of June 30, 2024 and 2023.

The following table shows the calculation of diluted shares:

	Years ended June 30,
	2024	2023
Shares used in computation of basic earnings per share	2,878,697	2,003,085
Total dilutive effect of outstanding stock awards	–	–
Shares used in computation of diluted earnings per share	2,878,697	2,003,085

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

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

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

There were 3,177,000 and 2,050,000 shares of common stock issued and outstanding as of June 30, 2024 and 2023, respectively.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

NOTE 4 – INTANGIBLE ASSETS

The Company’s intangible assets consist of cost of business acquisition, including business assets, patent, trade names and leasehold rights.

We bought a company Futureproof Eco Solutions LLC because of its unique registration of the patent. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The purchase price of $55,000 was determined based on future potential rewards expected from the patent. The patent will be amortized on a straight-line basis over 20 years.

Intangible Assets as of June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
Cost	$55,000	$55,000
Accumulated amortization	5,500	2,750
Total	$49,500	$52,250

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2024 and 2023, the Company’s president has loaned to the Company $78,500 and $75,618, respectively. This loan is unsecured, non-interest bearing and due on demand.

During the years ended June 30, 2024 and 2023, the president provided services to the Company, totaling $7,550 and $4,800, respectively.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the years ended June 30, 2024 and 2023 consists of the following:

	Year ended June 30, 2024	Year ended June 30, 2023
Federal income tax benefit attributable to:
Current Operations	$35,165	$20,788
Less: valuation allowance	(35,165)	(20,788)
Net provision for Federal income taxes	$–	$–

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2024 and 2023

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Year ended June 30, 2024	Year ended June 30, 2023
Deferred tax asset attributable to:
Net operating loss carryover	$7,385	$4,365
Less: valuation allowance	(7,385)	(4,365)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $7,385 as of June 30, 2024 and $4,365 as of June 30, 2023, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2024, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As at June 30, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended June 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officer’s and director’s and their respective ages are as follows:

Name	Age	Positions
Julio Antonio Quesada Murillo	35	President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Julio Antonio Quesada Murillo, Age 35

Mr. Julio Antonio Quesada Murillo has served as the Company’s President, Chief Executive Officer, Secretary, Treasurer and a Director since its incorporation on June 09, 2022.

He has got a master degree in civil engineering and bachelor degree in business management. He has spent the last 12 years in the construction  industry as the Owner of construction firm, Chief Building Engineer, the Successful leader and Investor in different startup construction projects.

Mr. Julio Antonio Quesada Murillo has been planning formation and operation of Neolara Corp. and we expect that his professional experience will help to develop our business.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of one member, and he does not qualify as an independent director    in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us.

In addition, our board of directors has not made a subjective determination as to our director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding to our director’s business and personal activities and relationships as they may relate to our management and us.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee, or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years June 30, 2024 and 2023:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Julio Antonio Quesada Murillo,	2024	0	0	0	0	0	0	0	0
President	2023	0	0	0	0	0	0	0	0

Our sole officer and director has not received monetary compensation since our inception to the date of this From 10-K.

EMPLOYMENT AGREEMENTS

Currently we don’t have any employment agreements.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of June 30, 2024 and 2023:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Julio Antonio Quesada Murillo,	2024	0	0	0	0	0	0	0
President	2023	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this Form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 3,177,000 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options, or other securities exercisable for or convertible into shares of our common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Julio Antonio Quesada Murillo Contiguo a la Guardia de Asistencia Rural, San Vito, Coto Brus, Puntarenas, 60801, Costa Rica	2,000,000	62.95%

Item 13. Certain Relationships and Related Transactions

As of June 10, 2022 we have issued 2,000,000 shares of company common stock valued at 0.0001 per share to Julio Antonio Quesada Murillo in the capacity of Director of the Company for providing services such as company incorporation, preparation of S-1, preparation year end financials for consideration of $200.

As of June 30, 2024, our sole director has loaned to the Company $78,500. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended June 30, 2024 and 2023 for professional services rendered by GreenGrowth CPAs, the independent auditor, and Gries & Associates, LLC, the former independent auditor, respectively:

Fees	2024	2023
Audit Fees	$18,500	$10,000
Audit Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$18,500	$10,000

PART IV

Item 15. Exhibits

Number	Description

23.1	Consent of Registered Independent Public Accountants

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 2024.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

