Form 10-Q
period 2024-09-30
Neolara Corp.
filed 2024-11-13
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of November 12, 2024
Common Stock: $0.0001	3,177,000

NEOLARA CORP.

PART I . FINANCIAL INFORMATION

Item 1.	Financial Statements

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

NEOLARA CORP.

BALANCE SHEETS

	September 30, 2024 (Unaudited)	June 30, 2024

ASSETS
Current Assets
Cash and Cash Equivalents	$5,447	$29,345
Prepaid Expenses	20,000	–
Total Current Assets	25,447	29,345

Intangible Assets, net	48,812	49,500

TOTAL ASSETS	$74,259	$78,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Related Party Advances	$78,500	$78,500

Total Liabilities	78,500	78,500

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.0001 par value, 75,000,000 shares authorized, 3,177,000 shares issued and outstanding	318	318
Additional Paid-in Capital	35,192	35,192
Accumulated Equity (Deficit)	(39,751)	(35,165)

Total Stockholders’ Equity (Deficit)	(4,241)	345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$74,259	$78,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023

REVENUE:
Sales	$–	$12,800
Total Revenues	–	12,800

Cost of Goods Sold	–	4,880

Gross Profit	–	7,920

EXPENSES:
Amortization Expenses	688	688
General and Administrative Expenses	3,898	7,232
Total Expenses	4,586	7,920

Loss Before Income Taxes	(4,586)	–

Provision for Income Taxes	–	–

NET LOSS	$(4,586)	$–

Net loss per common share - basic	$(0.00)	$0.00

Weighted average number of common shares outstanding - basic	3,177,000	2,369,522

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2024 and 2023

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance as of June 30, 2023	2,050,000	$205	$1,495	$(20,788)	$(19,088)

Issuance of common stock	517,000	52	15,458	–	15,510

Net loss	–	–	–	–	–

Balance as of September 30, 2023	2,567,000	$257	$16,953	$(20,788)	$(3,578)

Balance as of June 30, 2024	3,177,000	$318	$35,192	$(35,165)	$345

Net loss	–	–	–	(4,586)	(4,586)

Balance as of September 30, 2024	3,177,000	$318	$35,192	$(39,751)	$(4,241)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30, 2024	For the three months ended September 30, 2023

Cash Flows from Operating Activities:
Net Loss	$(4,586)	$–

Amortization Expenses	688	688
Prepaid Expenses	(20,000)	–
Deferred Income	–	(7,920)
Net cash used in operating activities	(23,898)	(7,232)

Cash flows from Financing Activities:
Proceeds from Issuance of Common Stock	–	15,510
Net cash provided by financing activities	–	15,510

OVERVIEW
Net increase in cash and cash equivalents	(23,898)	8,278
Cash and cash equivalents, beginning of the period	29,345	12,200
Cash and cash equivalents, end of the period	$5,447	$20,478

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-K, on September 27, 2024. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2024 as reported in Form 10-K, have been omitted.

The Company has adjusted certain previously reported amounts in its balance sheets as of and for the year ended June 30, 2023 and the income statement for the three months period ended September 30, 2023, to reflect the recording of the deferred cost, netting the corresponding deferred revenue and the subsequent recognition in the income statements for an amount of $4,880 which was originally recognized as cost of goods sold. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of September 30, 2024. The Company had an accumulated deficit of $39,751 as of September 30, 2024 and had a net loss of $4,586 for the three months ended September 30, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Unaudited)

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

Earnings (Loss) Per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of September 30, 2024 and 2023.

The following table shows the calculation of diluted shares:

	Three months ended September 30,
	2024	2023
Shares used in computation of basic earnings per share	3,177,000	2,369,522
Total dilutive effect of outstanding stock awards	–	–
Shares used in computation of diluted earnings per share	3,177,000	2,369,522

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Unaudited)

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

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Unaudited)

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

There were 3,177,000 shares of common stock issued and outstanding as of September 30, 2024 and June 30, 2024, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company's intangible assets consist of cost of business acquisition, including business assets, patent, trade names and leasehold rights.

The Company bought a company Futureproof Eco Solutions LLC because of its unique registration of the patent. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The purchase price of $55,000 was determined based on future potential rewards expected from the patent. The patent will be amortized on a straight-line basis over 20 years.

The Company had the following intangible assets as of September 30, 2024 and June 30, 2024:

	September 30, 2024	June 30, 2024
Cost	$55,000	$55,000
Accumulated amortization	6,188	5,500
Total	$48,812	$49,500

NOTE 5 – RELATED PARTY TRANSACTIONS

As of September 30, 2024 and June 30, 2024, the Company’s president has loaned to the Company $78,500. This loan is unsecured, non-interest bearing and due on demand.

During the periods ended September 30, 2024 and 2023, the president provided services to the Company, totaling $0 and $4,800, respectively.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 and 2023

(Unaudited)

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the three months ended September 30, 2024 and the year ended June 30, 2024 consists of the following:

	Three months ended September 30, 2024	Year ended June 30, 2024
Federal income tax benefit attributable to:
Current Operations	$39,751	$35,165
Less: valuation allowance	(39,751)	(35,165)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Three months ended September 30, 2024	Year ended June 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$8,348	$7,385
Less: valuation allowance	(8,348)	(7,385)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $8,348 as of September 30, 2024 and $7,385 as of June 30, 2024, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to September 30, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent   events to disclose in these financial statements.

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

We are a development stage company and currently have no revenues or significant assets and we have incurred losses since inception. As of September 30, 2024 our total assets were $74,259 and our total current liabilities were $78,500.

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

We plan to build not only residential but also commercial real estate:

•	Private houses, high-rise buildings, flats, apartments, farm houses - these are the largely sold residential properties. Built amidst the excellent infrastructure and equipped with all modern facilities, each of these properties has its own charm;

•	Commercial complexes, warehouses and offices. These properties we plan to construct with modern amenities and spacious interiors to accommodate all goods and office equipment efficiently;

•	Retail shopping malls and community centers. We will construct shopping malls and community centers keeping in mind the shopping needs of the consumers these days;

•	Staff quarters and hostels;

•	Restaurants, hotels, food courts, banquet halls and auditoriums;

•	Buildings for hospitals and nursing homes .

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

Three Months Periods Ended September 30, 2024 and 2023:

During the three months periods ended September 30, 2024 and 2023 we have generated $0 and $12,800 in revenues, respectively. The cost of goods sold for the three months ended September 30, 2024 and 2023 were $0 and $4,880. The decrease in revenue for the three months ended September 30, 2024, compared to the same period of the previous fiscal year, because the Company was in the stage of negotiations with potential customers during the current period.

For the three months periods ended September 30, 2024 and 2023 operating expenses were $4,586 and $7,920, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees. The decrease in total operating expenses for the three months ended September 30, 2024, compared to the same period of the previous fiscal year, was primarily due to lower general and administrative expenses which decreased due to audit fees.

Our net income (loss) for the three months periods ended September 30, 2024 and 2023 were $(4,586) and $0, respectively. Net loss for the three months ended September 30, 2024, increased because the Company did not generated revenue for the current period.

Liquidity and Capital Resources

As of September 30, 2024, our total assets were $74,259 consisting of cash of $5,447, prepaid expenses of $20,000 and intangible assets of $48,812, while our current liabilities were $78,500 consisting of related party advances.

As of June 30, 2024, our total assets were $78,845 consisting of cash of $29,345 and intangible assets of $49,500, while our current liabilities were $78,500 consisting of related party advances.

Cash Flows from Operating Activities for nine months ending September 30, 2024 and 2023

For the three months ended September 30, 2024, net cash flows used in operating activities was $(23,898) due to its net loss of $4,586, amortization expense of $688 and increase in prepaid expenses of $20,000.

For the three months ended September 30, 2023, net cash flows used in operating activities was $(7,232) due to its amortization expense of $688 and decrease in deferred income of $7,920.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the three months ended September 30, 2024 and 2023.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities for the three months ended September 30, 2024.

For the three months ended September 30, 2023, net cash flows provided by financing activities was $15,510 due to net proceeds from the share issuance.

Off-Balance Sheet Arrangement

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending September 30, 2024, there were no pending or threatened legal actions against us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Report Required.

Item 3. Defaults upon Senior Securities

No Report Required.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 12, 2024.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

