Form 10-Q
period 2024-12-31
Neolara Corp.
filed 2025-02-11
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56687

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 11, 2025
Common Stock: $0.0001	3,177,000

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

NEOLARA CORP.

BALANCE SHEETS

	December 31, 2024 (Unaudited)	June 30, 2024

ASSETS
Current Assets
Cash and Cash Equivalents	$10,875	$29,345
Prepaid Expenses	20,000	–
Total Current Assets	30,875	29,345

Intangible Assets, net	48,125	49,500

TOTAL ASSETS	$79,000	$78,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Deferred Income	$9,750	$–
Related Party Advances	78,500	78,500

Total Liabilities	88,250	78,500

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.0001 par value, 75,000,000 shares authorized, 3,177,000 shares issued and outstanding	318	318
Additional Paid-in Capital	35,192	35,192
Accumulated Equity (Deficit)	(44,760)	(35,165)

Total Stockholders’ Equity (Deficit)	(9,250)	345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$79,000	$78,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended December 31, 2024	For the three months ended December 31, 2023	For the six months ended December 31, 2024	For the six months ended December 31, 2023

REVENUE:
Sales	$7,800	$4,800	$7,800	$17,600
Total Revenues	7,800	4,800	7,800	17,600

Cost of Goods Sold	1,581	–	1,581	4,880

Gross Profit	6,219	4,800	6,219	12,720

EXPENSES:
Amortization Expenses	687	687	1,375	1,375
General and Administrative Expenses	10,541	5,530	14,439	12,762
Total Expenses	11,228	6,217	15,814	14,137

Loss Before Income Taxes	(5,009)	(1,417)	(9,595)	(1,417)

Provision for Income Taxes	–	–	–	–

NET LOSS	$(5,009)	$(1,417)	$(9,595)	$(1,417)

Net loss per common share - basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	3,177,000	2,810,272	3,177,000	2,589,897

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and six months ended December 31, 2024 and 2023

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2023	2,050,000	$205	$1,495	$(20,788)	$(19,088)

Issuance of common stock	517,000	52	15,458	–	15,510

Net loss	–	–	–	–	–

Balance as of September 30, 2023	2,567,000	$257	$16,953	$(20,788)	$(3,578)

Issuance of common stock	490,000	49	14,651	–	14,700

Net loss	–	–	–	(1,417)	(1,417)

Balance as of December 31, 2023	3,057,000	$306	$31,604	$(22,205)	$9,705

Balance as of June 30, 2024	3,177,000	$318	$35,192	$(35,165)	$345

Net loss	–	–	–	(4,586)	(4,586)

Balance as of September 30, 2024	3,177,000	$318	$35,192	$(39,751)	$(4,241)

Net loss	–	–	–	(5,009)	(5,009)

Balance as of December 31, 2024	3,177,000	$318	$35,192	$(44,760)	$(9,250)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31, 2024	For the six months ended December 31, 2023

Cash Flows from Operating Activities:
Net Loss	$(9,595)	$(1,417)

Amortization Expenses	1,375	1,375
Prepaid Expenses	(20,000)	–
Deferred Income	9,750	(7,920)
Net cash used in operating activities	(18,470)	(7,962)

Cash flows from Financing Activities:
Proceeds from Issuance of Common Stock	–	30,210
Net cash provided by financing activities	–	30,210

OVERVIEW
Net increase in cash and cash equivalents	(18,470)	22,248
Cash and cash equivalents, beginning of the period	29,345	12,200
Cash and cash equivalents, end of the period	$10,875	$34,448

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

DECEMBER 31, 2024

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

The Company has adjusted certain previously reported amounts in its balance sheets as of and for the year ended June 30, 2023 and the income statement for the six months period ended December 31, 2023, to reflect the recording of the deferred cost, netting the corresponding deferred revenue and the subsequent recognition in the income statements for an amount of $4,880 which was originally recognized as cost of goods sold. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of December 31, 2024. The Company had an accumulated deficit of $44,760 as of December 31, 2024 and had a net loss of $9,595 for the six months ended December 31, 2024. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there is a substantial doubt that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Earnings (Loss) Per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of December 31, 2024 and 2023.

The following table shows the calculation of diluted shares:

	Three months ended December 31,		Six months ended December 31,
	2024	2023	2024	2023
Shares used in computation of basic earnings per share	3,177,000	2,810,272	3,177,000	2,589,897
Total dilutive effect of outstanding stock awards	–	–	–	–
Shares used in computation of diluted earnings per share	3,177,000	2,810,272	3,177,000	2,589,897

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

There were 3,177,000 shares of common stock issued and outstanding as of December 31, 2024 and June 30, 2024, respectively.

NOTE 4 – INTANGIBLE ASSETS

The Company's intangible assets consist of cost of business acquisition, including business assets, patent, trade names and leasehold rights.

The Company purchased the entity Futureproof Eco Solutions LLC because of its unique registration of the patent. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The purchase price of $55,000 was determined based on future potential rewards expected from the patent. The patent will be amortized on a straight-line basis over 20 years.

The Company had the following intangible assets as of December 31, 2024 and June 30, 2024:

	December 31, 2024	June 30, 2024
Cost	$55,000	$55,000
Accumulated amortization	6,875	5,500
Total	$48,125	$49,500

NOTE 5 – RELATED PARTY TRANSACTIONS

As of December 31, 2024 and June 30, 2024, the Company’s president has loaned to the Company $78,500. This loan is unsecured, non-interest bearing and due on demand.

During the six months ended December 31, 2024 and 2023, the president provided services to the Company, totaling $1,581 and $4,800, respectively.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the six months ended December 31, 2024 and the year ended June 30, 2024 consists of the following:

	Six months ended December 31, 2024	Year ended June 30, 2024
Federal income tax benefit attributable to:
Current Operations	$44,760	$35,165
Less: valuation allowance	(44,760)	(35,165)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Six months ended December 31, 2024	Year ended June 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$9,400	$7,385
Less: valuation allowance	(9,400)	(7,385)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $9,400 as of December 31, 2024 and $7,385 as of June 30, 2024, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to December 31, 2024, through the date when financial statements were issued, and has determined that it does not have any material subsequent  events to disclose in these financial statements.

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

We are a development stage company and currently have no revenues or significant assets and we have incurred losses since inception. As of December 31, 2024 our total assets were $79,000 and our total current liabilities were $88,250.

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

We purchased the entity Futureproof Eco Solutions LLC because of its unique registration of the patent, the Company Purchase Agreement is filed as Exhibit 10.3 to the Registration Statement of 04/18/2023. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The mixture consists of Portland cement, wood filler, calcium chloride and water. The mixture also contains sand as a binder additive. Additionally, to increase the strength of the material, coconut fiber is added to the mixture in an amount of 5%. The achieved technical result is that the mixture has a compressive strength 1.2-1.5 times greater than standard building mixtures. In addition, the consumption of Portland cement is reduced by an average of 20%.

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

Three Months Periods Ended December 31, 2024 and 2023:

During the three months periods ended December 31, 2024 and 2023 we have generated $7,800 and $4,800 in revenues, respectively. The cost of goods sold for the three months ended December 31, 2024 and 2023 were $1,581 and $0. The increase in revenue for the three months ended December 31, 2024, compared to the same period of the previous fiscal year, was primarily due to the overall growth in the Company's business activities.

For the three months periods ended December 31, 2024 and 2023 operating expenses were $11,228 and $6,217, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees. The increase in total operating expenses for the three months ended December 31, 2024, compared to the same period of the previous fiscal year, was primarily due to higher general and administrative expenses which increased due to audit fees, filing fees and transfer agent fees.

Our net loss for the three months periods ended December 31, 2024 and 2023 were $5,009 and $1,417, respectively. Net loss for the three months ended December 31, 2024, increased mainly due to an increase in general and administrative expenses.

Six Months Periods Ended December 31, 2024 and 2023:

During the six months periods ended December 31, 2024 and 2023 we have generated $7,800 and $17,600 in revenues, respectively. The cost of goods sold for the six months ended December 31, 2024 and 2023 were $1,581 and $4,880. The decrease in revenue for the six months ended December 31, 2024, compared to the same period of the previous fiscal year, because the Company was in the stage of negotiations with potential customers during the current period.

For the six months periods ended December 31, 2024 and 2023 operating expenses were $15,814 and $14,137, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees. The increase in total operating expenses for the six months ended December 31, 2024, compared to the same period of the previous fiscal year, was primarily due to higher general and administrative expenses which increased due to audit fees, filing fees and transfer agent fees.

Our net loss for the six months periods ended December 31, 2024 and 2023 were $9,595 and $1,417, respectively. Net loss for the six months ended December 31, 2024, increased primarily due to a decrease in revenue in the current year compared to the prior year and an increase in general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2024, our total assets were $79,000 consisting of cash of $10,875, prepaid expenses of $20,000 and intangible assets of $48,125, while our current liabilities were $88,250 consisting of deferred income of $9,750 and related party advances of $78,500.

As of June 30, 2024, our total assets were $78,845 consisting of cash of $29,345 and intangible assets of $49,500, while our current liabilities were $78,500 consisting of related party advances.

Cash Flows from Operating Activities

For the six months ended December 31, 2024, net cash flows used in operating activities was $(18,470) due to its net loss of $9,595, amortization expense of $1,375, increase in prepaid expenses of $20,000 and increase in deferred income of $9,750.

For the six months ended December 31, 2023, net cash flows used in operating activities was $(7,962) due to its amortization expense of $1,375 and decrease in deferred income of $7,920.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the six months ended December 31, 2024 and 2023.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities for the six months ended December 31, 2024.

For the six months ended December 31, 2023, net cash flows provided by financing activities was $30,210 due to net proceeds from the share issuance.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending December 31, 2024, there were no pending or threatened legal actions against us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Report Required.

Item 3. Defaults upon Senior Securities

No Report Required.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the six months ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2025.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

