Form 10-Q
period 2025-03-31
Neolara Corp.
filed 2025-04-17
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 17, 2025
Common Stock: $0.0001	3,177,000

NEOLARA CORP.

PART I. FINANCIAL INFORMATION

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

NEOLARA CORP.

BALANCE SHEETS

	March 31, 2025 (Unaudited)	June 30, 2024

ASSETS
Current Assets
Cash and Cash Equivalents	$3,796	$29,345
Total Current Assets	3,796	29,345

Intangible Assets, net	47,438	49,500

TOTAL ASSETS	$51,234	$78,845

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Related Party Advances	$78,713	$78,500

Total Liabilities	78,713	78,500

STOCKHOLDERS’ EQUITY (DEFICIT):
Common stock: $0.0001 par value, 75,000,000 shares authorized, 3,177,000 shares issued and outstanding	318	318
Additional Paid-in Capital	35,192	35,192
Accumulated Equity (Deficit)	(62,989)	(35,165)

Total Stockholders’ Equity (Deficit)	(27,479)	345

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$51,234	$78,845

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the three months ended March 31, 2025	For the three months ended March 31, 2024	For the nine months ended March 31, 2025	For the nine months ended March 31, 2024

REVENUE:
Sales	$9,750	$–	$17,550	$17,600
Total Revenues	9,750	–	17,550	17,600

Cost of Goods Sold	2,100	2,000	3,681	6,880

Gross Profit	7,650	(2,000)	13,869	10,720

EXPENSES:
Amortization Expenses	687	687	2,062	2,062
General and Administrative Expenses	25,192	5,185	39,631	17,947
Total Expenses	25,879	5,872	41,693	20,009

Loss Before Income Taxes	(18,229)	(7,872)	(27,824)	(9,289)

Provision for Income Taxes	–	–	–	–

NET LOSS	$(18,229)	$(7,872)	$(27,824)	$(9,289)

Net loss per common share - basic	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average number of common shares outstanding - basic	3,177,000	3,163,022	3,177,000	2,778,099

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended March 31, 2025 and 2024

(Unaudited)

			Additional		Total Stockholders'
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance as of June 30, 2023	2,050,000	$205	$1,495	$(20,788)	$(19,088)

Issuance of common stock	517,000	52	15,458	–	15,510

Net loss	–	–	–	–	–

Balance as of September 30, 2023	2,567,000	$257	$16,953	$(20,788)	$(3,578)

Issuance of common stock	490,000	49	14,651	–	14,700

Net loss	–	–	–	(1,417)	(1,417)

Balance as of December 31, 2023	3,057,000	$306	$31,604	$(22,205)	$9,705

Issuance of common stock	120,000	12	3,588	–	3,600

Net loss	–	–	–	(7,872)	(7,872)

Balance as of March 31, 2024	3,177,000	$318	$35,192	$(30,077)	$5,433

Balance as of June 30, 2024	3,177,000	$318	$35,192	$(35,165)	$345

Net loss	–	–	–	(4,586)	(4,586)

Balance as of September 30, 2024	3,177,000	$318	$35,192	$(39,751)	$(4,241)

Net loss	–	–	–	(5,009)	(5,009)

Balance as of December 31, 2024	3,177,000	$318	$35,192	$(44,760)	$(9,250)

Net loss	–	–	–	(18,229)	(18,229)

Balance as of March 31, 2025	3,177,000	$318	$35,192	$(62,989)	$(27,479)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31, 2025	For the nine months ended March 31, 2024

Cash Flows from Operating Activities:
Net Loss	$(27,824)	$(9,289)
Amortization Expenses	2,062	2,062
Deferred Income	–	(7,920)
Net cash used in operating activities	(25,762)	(15,147)

Cash flows from Financing Activities:
Proceeds from Issuance of Common Stock	–	33,810
Related Party Advances	213	2,212
Net cash provided by financing activities	213	36,022

OVERVIEW
Net (decrease) increase in cash and cash equivalents	(25,549)	20,875
Cash and cash equivalents, beginning of the period	29,345	12,200
Cash and cash equivalents, end of the period	$3,796	$33,075

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2025

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

The Company has adjusted certain previously reported amounts in its balance sheets as of and for the year ended June 30, 2023 and the income statement for the nine months period ended March 31, 2024, to reflect the recording of the deferred cost, netting the corresponding deferred revenue and the subsequent recognition in the income statements for an amount of $4,880 which was originally recognized as cost of goods sold. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

Going Concern

The accompanying unaudited condensed financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of March 31, 2025. The Company had an accumulated deficit of $62,989 as of March 31, 2025 and had a net loss of $27,824 for the nine months ended March 31, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

Earnings (Loss) Per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of March 31, 2025 and 2024.

The following table shows the calculation of diluted shares:

	Three months ended March 31,		Nine months ended March 31,
	2025	2024	2025	2024
Shares used in computation of basic earnings per share	3,177,000	3,163,022	3,177,000	2,778,099
Total dilutive effect of outstanding stock awards	–	–	–	–
Shares used in computation of diluted earnings per share	3,177,000	3,163,022	3,177,000	2,778,099

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

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expanded annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. The amendments do not change how segments are determined or aggregated, or how thresholds are applied to determine reportable segments.

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

There were 3,177,000 shares of common stock issued and outstanding as of March 31, 2025 and June 30, 2024, respectively.

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

The Company had the following intangible assets as of March 31, 2025 and June 30, 2024:

	March 31, 2025	June 30, 2024
Cost	$55,000	$55,000
Accumulated amortization	7,562	5,500
Total	$47,438	$49,500

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2025 and June 30, 2024, the Company’s president has loaned to the Company $78,713 and $78,500, respectively. This loan is unsecured, non-interest bearing and due on demand.

During the nine months ended March 31, 2025 and 2024, the president provided services to the Company, totaling $0 and $2,000, respectively.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the nine months ended March 31, 2025 and the year ended June 30, 2024 consists of the following:

	Nine months ended March 31, 2025	Year ended June 30, 2024
Federal income tax benefit attributable to:
Current Operations	$62,989	$35,165
Less: valuation allowance	(62,989)	(35,165)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Nine months ended March 31, 2025	Year ended June 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$13,228	$7,385
Less: valuation allowance	(13,228)	(7,385)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $13,228 as of March 31, 2025 and $7,385 as of June 30, 2024, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to March 31, 2025, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

We are a development stage company and currently have no revenues or significant assets and we have incurred losses since inception. As of March 31, 2025 our total assets were $51,234 and our total current liabilities were $78,713.

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

Our business intends to provide clients with a convenient and effective construction consulting services via multiple communication channels: phone calls, chat and messenger. Our Neolara website enables consumers to find the best construction workers for their needs and get real-time professional consultation from highly experienced builders.

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

Three Months Periods Ended March 31, 2025 and 2024:

During the three months periods ended March 31, 2025 and 2024 we have generated $9,750 and $0 in revenues, respectively. The cost of goods sold for the three months ended March 31, 2025 and 2024 were $2,100 and $2,000. The increase in revenue for the three months ended March 31, 2025, compared to the same period of the previous fiscal year, was primarily due to the overall growth in the Company's business activities.

For the three months periods ended March 31, 2025 and 2024 operating expenses were $25,879 and $5,872, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees. The increase in total operating expenses for the three months ended March 31, 2025, compared to the same period of the previous fiscal year, was primarily due to higher general and administrative expenses which increased due to audit fees and the Depository Trust Company (“DTC”) eligibility processing fees.

Our net loss for the three months periods ended March 31, 2025 and 2024 were $18,229 and $7,872, respectively. Net loss for the three months ended March 31, 2025, increased mainly due to an increase in general and administrative expenses.

Nine Months Periods Ended March 31, 2025 and 2024:

During the nine months periods ended March 31, 2025 and 2024 we have generated $17,550 and $17,600 in revenues, respectively. The cost of goods sold for the nine months periods ended March 31, 2025 and 2024 were $3,681 and $6,880. The revenue for the nine months ended March 31, 2025 is largely consistent with the revenue from the same period last year, showing minimal variation.

For the nine months periods ended March 31, 2025 and 2024 operating expenses were $41,693 and $20,009, respectively. Operating expenses consist of mainly general and administrative expenses and professional fees. The increase in total operating expenses for the nine months periods ended March 31, 2025, compared to the same period of the previous fiscal year, was primarily due to higher general and administrative expenses which increased due to audit fees and DTC eligibility processing fees.

Our net loss for the nine months periods ended March 31, 2025 and 2024 were $27,824 and $9,289, respectively. Net loss for the nine months periods ended March 31, 2025, increased primarily due to an increase in general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2025, our total assets were $51,234 consisting of cash of $3,796 and intangible assets of $47,438, while our current liabilities were $78,713 consisting of related party advances.

As of June 30, 2024, our total assets were $78,845 consisting of cash of $29,345 and intangible assets of $49,500, while our current liabilities were $78,500 consisting of related party advances.

Cash Flows from Operating Activities

For the nine months periods ended March 31, 2025, net cash flows used in operating activities was $(25,762) due to its net loss of $27,824 and amortization expense of $2,062.

For the nine months periods ended March 31, 2024, net cash flows used in operating activities was $(9,289) due to its amortization expense of $2,062 and decrease in deferred income of $7,920.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the nine months periods ended March 31, 2025 and 2024.

Cash Flows from Financing Activities

For the nine months periods ended March 31, 2025, net cash flows provided by financing activities was $213 due to related party advances.

For the nine months periods ended March 31, 2024, net cash flows provided by financing activities was $36,022 due to net proceeds from the share issuance ($33,810) and related party advances ($2,212).

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the period ending March 31, 2025, there were no pending or threatened legal actions against us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

No Report Required.

Item 3. Defaults upon Senior Securities

No Report Required.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

During the three months ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 17, 2025.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Officer and Sole Director, Secretary, Treasurer, Principal Executive Officer, Principal Financial Officer and Principal Accounting

