Form 10-K
period 2025-06-30
Neolara Corp.
filed 2025-09-18
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 000-56687

NEOLARA CORP.

(Exact name of registrant as specified in its charter)

Wyoming	EIN 98-1674969
(State or other jurisdiction of incorporation or Organization)	(IRS Employer Identification Number)

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

ordinary shares, par value $0.0001 per share

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of September 18, 2025
Common Stock: $0.0001	3,177,000

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

ii

PART I

Item 1. Business.

Description of Business

Neolara Corp. (the “Company”) is a development company on start-up stage, formed to commence operations concerned with turnkey construction of buildings and building materials. We were incorporated under the laws of the state of Wyoming on June 09, 2022. From our formation we were engaged in the business of namely the development, marketing and business process analysis, problem solving and general business services by our Chief Executive Officer (“CEO”) and President Mr. Quesada Murillo. Our executive and business office is located at Contiguo a la Guardia de Asistencia Rural, San Vito, Coto Brus, Puntarenas, 60801, Costa Rica, and our telephone number is +1 307 269 0177. Our website address is - https://neolara-construction.com/

We maintain our statutory registered agent’s office at 30 N Gould St Ste R, Sheridan, WY 82801.

The Company has only recently commenced operations as a development-stage company, and it has limited operating history and is expected to experience losses in the near term. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern.

We are a development stage company and currently have limited revenues and we have incurred losses since inception. As of June 30, 2025 our total assets were $67,469 and our total current liabilities were $90,812.

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

We bought a company Futureproof Eco Solutions LLC because of its unique registration of the patent, the Company Purchase Agreement was filed as Exhibit 10.3 to the Registration Statement of 04/18/2023. This patent is about: the invention relates to the production of lightweight concrete based on Portland cement and wood filler and can be used for the manufacture of building material intended for industrial, agricultural and civil construction. The mixture consists of Portland cement, wood filler, calcium chloride and water. The mixture also contains sand as a binder additive. Additionally, to increase the strength of the material, coconut fiber is added to the mixture in an amount of 5%. The achieved technical result is that the mixture has a compressive strength 1.2-1.5 times greater than standard building mixtures. In addition, the consumption of Portland cement is reduced by an average of 20%.

On April 11, 2025, Neolara Corp. entered into a Cooperation Agreement with Lorittini LLC, a Wyoming limited liability company. The purpose of this Agreement is to establish a strategic business collaboration between the parties aimed at jointly exploring and developing innovative construction services, including the promotion and application of coconut fiber concrete technology.

Lorittini LLC is a private entity organized in the State of Wyoming, with its principal office located at 1621 Central Ave, Cheyenne, WY 82001. The cooperation will include non-exclusive collaboration in areas such as material construction, service development, and potential distribution of environmentally sustainable concrete mixtures. The parties have also agreed to cooperate in identifying and sharing customers in mutually beneficial markets.

This agreement does not involve the purchase or transfer of any assets or intellectual property. Lorittini LLC does not hold any patents. Instead, the agreement represents a mutual commitment to share knowledge, resources, customer access, and market presence for the enhancement of both parties’ positions in the green construction industry.

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

Employees; Identification of certain significant employees

We have no employees other than our President, Director, Chief Executive Officer, Chief Financial Officer (“CFO"), Treasurer and Secretary.

Insurance

We do not maintain any insurance and do not intend to maintain insurance in the future.

Facilities and Executive Offices

Our corporate headquarters is located at Contiguo a la Guardia de Asistencia Rural, San Vito, Coto Brus, Puntarenas, 60801, Costa Rica and our phone number is +1 307 269 0177. Further, this space has been provided by our President Mr. Julio Antonio Quesada Murillo free of cost. We consider our current principal office space arrangement adequate and will reassess our needs based upon the future growth of the company.

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

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

In 2025, we did not identify any cybersecurity threats that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition. However, despite our efforts, we cannot eliminate all risks from cybersecurity threats, or provide assurances that we have not experienced undetected cybersecurity incidents.

Item 2. Properties.

We do not own any real estate or other properties.

Item 3. Legal Proceedings.

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened, or contemplated or any unsatisfied judgments against us.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

As of June 30, 2025, no shares of our common stock are traded.

HOLDERS

As of June 30, 2025, the Company had 3,177,000 shares of our common stock issued and outstanding held by a total of 51 shareholders of record.

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

During the year ended June 30, 2022, the Company issued 2,000,000 shares of common stock to a president for cash proceeds of $200 at $0.0001 per share.

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

There were 3,177,000 shares of common stock issued and outstanding as of June 30, 2025 and 2024, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the years ended June 30, 2025 and 2024:

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

Years Ended June 30, 2025 and 2024:

During the years ended June 30, 2025 and 2024 the Company has generated $29,150 and $21,300 in revenues, respectively. Total revenue increased $7,850, or 36.9%, to $29,150 for the fiscal year ended June 30, 2025 from $21,300 for the fiscal year ended June 30, 2024. The increase in revenue was due to the Company’s expanding operations and increased sales activities.

The cost of goods sold for the years ended June 30, 2025 and 2024 were $6,881 and $7,550.

For the years ended June 30, 2025 and 2024 operating expenses were $45,957 and $28,127, respectively. Operating expenses consist of mainly amortization expenses and general and administrative expenses. Operating expenses increased $17,830, or 63.4%, to $45,957 for the fiscal year ended June 30, 2025 from $28,127 for the fiscal year ended June 30, 2024. The increase in total operating expenses was primarily due to higher general and administrative expenses which increased due to Transfer Agent fees and Depository Trust Company (“DTC”) eligibility fees.

The net loss for the years ended June 30, 2025 and 2024 was $23,688 and $14,377, respectively. Net loss increased $9,311, or 64.8%, to $23,688 for the fiscal year ended June 30, 2025 from $14,377 for the fiscal year ended June 30, 2024. Net loss increased because the growth in operating expenses for the same period exceeded the growth in revenue.

Liquidity and Capital Resources

As of June 30, 2025, our total assets were $67,469 consisting of cash of $1,034; prepaid expenses of $19,685 and intangible assets of $46,750, while our current liabilities were $90,812 consisting of accounts payable of $99 and related party advances of $90,713.

As of June 30, 2024, our total assets were $78,845 consisting of cash of $29,345 and intangible assets of $49,500, while our current liabilities were $78,500 consisting of related party advances.

Cash Flows from Operating Activities for years ended June 30, 2025 and 2024

For the year ended June 30, 2025, net cash flows used in operating activities was $(40,524) due to its net loss of $23,688, amortization expense of $2,750, increase in prepaid expenses of $19,685 and increase in accounts payable of $99.

For the year ended June 30, 2024, net cash flows used in operating activities was $(19,547) due to its net loss of $14,377, amortization expense of $2,750 and decrease in deferred income of $7,920.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the years ended June 30, 2025 and 2024.

Cash Flows from Financing Activities

For the year ended June 30, 2025, net cash flows provided by financing activities was $12,213 due to net proceeds from the related party loan.

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

In November 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280)”: Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

NEOLARA CORP.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Neolara Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Neolara Corp. (the Company) as of June 30, 2025, and 2024, and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the financial statements).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of June 30, 2025, and 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

September 18, 2025

We have served as the Company’s auditor since 2024.

Los Angeles, California

PCAOB ID Number 6580

NEOLARA CORP.

BALANCE SHEETS

	June 30, 2025	June 30, 2024

ASSETS
Current Assets
Cash and Cash Equivalents	$1,034	$29,345
Prepaid Expenses	19,685	–
Total Current Assets	20,719	29,345

Intangible Assets, net	46,750	49,500

TOTAL ASSETS	$67,469	$78,845

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities
Accounts Payable	$99	$–
Related Party Advances	90,713	78,500

Total Liabilities	90,812	78,500

STOCKHOLDERS’ (DEFICIT) EQUITY:
Common stock: $0.0001 par value, 75,000,000 shares authorized, 3,177,000 shares issued and outstanding	318	318
Additional Paid-in Capital	35,192	35,192
Accumulated (Deficit) Equity	(58,853)	(35,165)

Total Stockholders’ (Deficit) Equity	(23,343)	345

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$67,469	$78,845

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

	For the year ended June 30, 2025	For the year ended June 30, 2024

REVENUE:
Sales	$29,150	$21,300
Total Revenues	29,150	21,300

Cost of Goods Sold	6,881	7,550

Gross Profit	22,269	13,750

EXPENSES:
Amortization Expenses	2,750	2,750
General and Administrative Expenses	43,207	25,377
Total Expenses	45,957	28,127

Loss Before Income Taxes	(23,688)	(14,377)

Provision for Income Taxes	–	–

NET LOSS	$(23,688)	$(14,377)

Net loss per common share – basic	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic	3,177,000	2,878,697

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY

For the years ended June 30, 2025 and 2024

			Additional		Total Stockholders’
	Common Stock		Paid-in	Accumulated	(Deficit)
	Shares	Amount	Capital	Deficit	Equity
Balance as of June 30, 2023	2,050,000	$205	$1,495	$(20,788)	$(19,088)

Issuance of common stock	1,127,000	113	33,697	–	33,810

Net loss	–	–	–	(14,377)	(14,377)

Balance as of June 30, 2024	3,177,000	$318	$35,192	$(35,165)	$345

Net loss	–	–	–	(23,688)	(23,688)

Balance as of June 30, 2025	3,177,000	$318	$35,192	$(58,853)	$(23,343)

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

	For the year ended June 30, 2025	For the year ended June 30, 2024

Cash Flows from Operating Activities:
Net Loss	$(23,688)	$(14,377)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Amortization Expenses	2,750	2,750
Change in operating assets and liabilities:
Prepaid Expenses	(19,685)	–
Accounts Payable	99	–
Deferred Income	–	(7,920)
Net cash used in operating activities	(40,524)	(19,547)

Cash Flows from Financing Activities:
Proceeds from Issuance of Common Stock	–	33,810
Related Party Advances	12,213	2,882
Net cash provided by financing activities	12,213	36,692

OVERVIEW
Net increase (decrease) in cash and cash equivalents	(28,311)	17,145
Cash and cash equivalents, beginning of the period	29,345	12,200
Cash and cash equivalents, end of the period	$1,034	$29,345

The accompanying notes are an integral part of these financial statements.

NEOLARA CORP.

NOTES TO THE FINANCIAL STATEMENTS

JUNE 30, 2025 and 2024

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Neolara Corp. was incorporated in June 2022 under the laws of the State of Wyoming. The Company is providing a useful and effective type of construction service. Neolara Corp. is a construction and architectural company that provides services including General Contractor, Design & Consultant, Design & Build, Construction Project Management and Turnkey Construction of various types of buildings (private houses, high-rise buildings, shopping centers, non-residential premises etc.). The company mainly engages in supplying coconut fiber concrete, and engineering services. The Company is offering construction services to the clients in Costa Rica and in the future the Company is going to spread services to other countries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and reflect all adjustments, consisting of normal recurring adjustments, which management believes are necessary to fairly present the financial position, results of operations and cash flows of the Company for the years ended June 30, 2025 and 2024.

Going Concern

The accompanying financial statements have been prepared in conformity with GAAP, which contemplates continuation of the Company as a going concern. As a development-stage company, the Company had limited revenues and incurred losses as of June 30, 2025. The Company had an accumulated deficit of $58,853 as of June 30, 2025 and had a net loss of $23,688 for the year ended June 30, 2025. The Company currently has limited working capital, and has not completed its efforts to establish a stabilized source of revenue sufficient to cover operating costs over an extended period of time.

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

Loss Per Share

The Company reports loss per share in accordance with ASC 260, “Earnings per Share”. Basic loss per share is computed by dividing net loss by the weighted-average number of shares of common stock outstanding during each period. Diluted earnings per share is computed by dividing net loss by the weighted-average number of shares of common stock, common stock equivalents and other potentially dilutive securities outstanding during the period. There were no dilutive securities as of June 30, 2025 and 2024.

The following table shows the calculation of diluted shares:

	Years ended June 30,
	2025	2024
Shares used in computation of basic earnings per share	3,177,000	2,878,697
Total dilutive effect of outstanding stock awards	–	–
Shares used in computation of diluted earnings per share	3,177,000	2,878,697

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

Recent Accounting Pronouncements

In November 2023, the Financial Standards Accounting Board (FASB) issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. This ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. This ASU is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The amendments in this ASU should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted the ASU and determined that its adoption did not have a material impact on the Company’s financial statements and related disclosures. As defined in the ASU, operating segments are components of an enterprise about which discrete financial information is regularly provided to the CODM in making decisions on how to allocate resources and assess performance for the organization. The Company operates and manages its business as one reportable and operating segment. The Company’s CODM is the Chief Executive Officer. The Company’s CODM reviews operating results to make decisions about allocating resources and assessing performance for the entire Company.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – STOCKHOLDERS’ DEFICIT

The Company has 75,000,000, $0.0001 par value shares of common stock authorized.

On June 10, 2022, the Company issued 2,000,000 shares of common stock to our president for cash proceeds of $200 at $0.0001 per share.

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

There were 3,177,000 shares of common stock issued and outstanding as of June 30, 2025 and 2024, respectively.

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

The Company had the following intangible assets as of June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Cost	$55,000	$55,000
Accumulated amortization	8,250	5,500
Total	$46,750	$49,500

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2025 and 2024, the Company’s president has loaned to the Company $90,713 and $78,500, respectively. This loan is unsecured, non-interest bearing and due on demand.

During the years ended June 30, 2025 and 2024, the president provided services to the Company, totaling $0 and $2,670, respectively.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the years ended June 30, 2025 and 2024 consists of the following:

	Year ended June 30, 2025	Year ended June 30, 2024
Federal income tax benefit attributable to:
Current Operations	$58,853	$35,165
Less: valuation allowance	(58,853)	(35,165)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	Year ended June 30, 2025	Year ended June 30, 2024
Deferred tax asset attributable to:
Net operating loss carryover	$12,359	$7,385
Less: valuation allowance	(12,359)	(7,385)
Net deferred tax asset	$–	$–

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $12,359 as of June 30, 2025 and $7,385 as of June 30, 2024, for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in future years.

NOTE 7 - MAJOR CUSTOMERS AND CREDIT RISK

For the year ended June 30, 2025, the Company derived 100% of its revenues from a single customer. The loss of this customer would have a material adverse impact on the Company’s operations and financial results.

The Company is dependent on financing provided by its President, who is also a significant shareholder. As of June 30, 2025, all of the Company’s debt financing was from the President (see Note 5 – Related Party Transactions). The Company’s ability to continue operations is reliant on the continued financial support of the President.

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations subsequent to June 30, 2025, through the date when financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of June 30, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO - 2013”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of June 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We do not have an Audit Committee – While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

2.	We did not maintain appropriate cash controls – As of June 30, 2025, the Company has not maintained sufficient internal controls over financial reporting for cash, including failure to segregate cash handling and accounting functions, and did not require dual signatures on the Company’s bank accounts. Alternatively, the effects of poor cash controls were mitigated by the fact that the Company had limited transactions in its bank accounts.

3.	We did not implement appropriate information technology controls – As of June 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the year ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Our executive officers’ and directors’ and their respective ages are as follows:

Name	Age	Positions
Julio Antonio Quesada Murillo	36	President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary

Luis Diego Chavarria Arce	41	Director

Carlos Alvarez Rojas	51	Director

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

BACKGROUND INFORMATION ABOUT OUR OFFICER AND DIRECTOR

Julio Antonio Quesada Murillo, Age 36

Mr. Julio Antonio Quesada Murillo has served as the Company’s President, Director, Chief Executive Officer, Chief Financial Officer, Treasurer and Secretary since its incorporation on June 09, 2022.

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

Luis Diego Chavarria Arce, Age 41

Mr. Luis Diego Chavarria Arce is an experienced and results-oriented professional with a strong track record in leading and supervising startup projects across multiple sectors. With a natural aptitude for innovation and business development, he has helped launch and scale numerous ventures by providing clear strategic direction and operational leadership.

Mr. Chavarria Arce holds a high school education and has leveraged his real-world experience and entrepreneurial instincts to build a career focused on growth, adaptability, and team empowerment. He is recognized for his hands-on leadership style, ability to navigate complex challenges, and commitment to fostering collaborative, high-performance work environments. His strategic perspective brings valuable diversity and agility to the board.

Carlos Alvarez Rojas, Age 51

Mr. Carlos Alvarez Rojas brings over three decades of practical experience in the construction industry. As the founder and owner of a well-established construction company, he has led a wide range of infrastructure and residential development projects with a focus on quality, efficiency, and sustainability. His expertise spans project planning, operational management, budgeting, and compliance with local and international building standards.

Despite holding a high school education, Mr. Alvarez Rojas has built an impressive career through dedication, hands-on learning, and an entrepreneurial spirit. He is widely respected in the industry for his deep technical knowledge, leadership capabilities, and ability to cultivate strong partnerships with stakeholders across the public and private sectors. His insight and experience are key drivers of the company’s continued success and strategic direction.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of three members, and two of them are qualified as independent directors in accordance with the published listing requirements of the NASDAQ Global Market (the Company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of her family members has engaged in various types of business dealings with us.

In addition, our board of directors has not made a subjective determination as to our directors that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding to our director’s business and personal activities and relationships as they may relate to our management and us.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee, or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years June 30, 2025 and 2024:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Julio Antonio Quesada Murillo,	2025	0	0	0	0	0	0	0	0
President, Director, CEO, CFO, Treasurer and Secretary	2024	0	0	0	0	0	0	0	0

Luis Diego Chavarria Arce,	2025	0	0	0	0	0	0	0	0
Director

Carlos Alvarez Rojas,	2025	0	0	0	0	0	0	0	0
Director

Our officers and directors have not received monetary compensation since our inception to the date of this Form 10-K.

EMPLOYMENT AGREEMENTS

Currently we don’t have any employment agreements.

DIRECTOR COMPENSATION

The following table sets forth directors’ compensation as of June 30, 2025 and 2024:

Name and Principal Position	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Julio Antonio Quesada Murillo,	2025	0	0	0	0	0	0	0
President, Director, CEO, CFO, Treasurer and Secretary	2024	0	0	0	0	0	0	0

Luis Diego Chavarria Arce,	2025	0	0	0	0	0	0	0
Director

Carlos Alvarez Rojas,	2025	0	0	0	0	0	0	0
Director

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

As of June 10, 2022 we have issued 2,000,000 shares of company common stock valued at 0.0001 per share to Julio Antonio Quesada Murillo in the capacity of President of the Company for providing services such as company incorporation, preparation of S-1, preparation year end financials for consideration of $200.

As of June 30, 2025, our President has loaned to the Company $90,713. The loan does not have any term, carries no interest and is not secured.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended June 30, 2025 and 2024 for professional services rendered by GreenGrowth CPAs, the independent auditor, and Gries & Associates, LLC, the former independent auditor, respectively:

Fees	2025	2024
Audit Fees	$15,875	$18,500
Audit Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$15,875	$18,500

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Number	Description

19	Policy Regarding Insider Trading

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)

32.1	Certification of principal executive and principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Schema Document
101.CAL	Inline XBRL Calculation Linkbase Document
101.DEF	Inline XBRL Definition Linkbase Document
101.LAB	Inline XBRL Labels Linkbase Document
101.PRE	Inline XBRL Presentation Linkbase Document
104	The cover page to this Annual Report on Form 10-K has been formatted in Inline XBRL

Item 16. Form 10–K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 18, 2025.

NEOLARA CORP.

By:	/s/ Julio Antonio Quesada Murillo
Name:	Julio Antonio Quesada Murillo
Title:	President, Director, Treasurer, Secretary, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Julio Antonio Quesada Murillo Julio Antonio Quesada Murillo	President, Director, Treasurer and Secretary (Principal Executive, Financial and Accounting Officer)	September 18, 2025

/s/ Luis Diego Chavarria Arce Luis Diego Chavarria Arce	Director	September 18, 2025

/s/ Carlos Alvarez Rojas Carlos Alvarez Rojas	Director	September 18, 2025

