Form 10-Q
period 2025-09-30
Neolara Corp.
filed 2026-04-06
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission File No. 000-56687

NEOLARA CORP.

(Exact name of registrant as specified in its charter)

Wyoming	1520	98-1674969
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

Contiguo a la Guardia de Asistencia Rural,

San Vito, Coto Brus,

Puntarenas, 60801, Costa Rica

+852 4427 8912

Corpneolara@outlook.com

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

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 6, 2026
Common Stock, $0.0001 par value	3,177,000

NEOLARA CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

The accompanying interim financial statements of Neolara Corp. (the “Company,” “we,” “us” or “our”) have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements should be read in conjunction with the Company’s latest annual financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025.

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity (deficit), and cash flows for the interim periods presented.

NEOLARA CORP.

BALANCE SHEETS

(Unaudited)

	September 30, 2025	June 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$0	$1,034
Prepaid expenses	0	19,685
Total current assets	0	20,719
Intangible assets, net	0	46,750

TOTAL ASSETS	$0	$67,469

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$1,954	$99
Related party advances	97	90,713

Total liabilities	2,051	90,812

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 75,000,000 shares authorized, 3,177,000 and 3,177,000 shares reflected as issued and outstanding, respectively	318	318
Additional paid-in capital	130,105	35,192
Accumulated deficit	(132,474)	(58,853)

Total stockholders’ deficit	(2,051)	(23,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$0	$67,469

The accompanying notes are an integral part of these unaudited financial statements

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024
REVENUE
Sales	$0	$0
Total revenue	0	0

Cost of goods sold	0	0

Gross profit	0	0

OPERATING EXPENSES
Write-off of prepaid advisory fees	19,685	–
Amortization expense	688	688
Impairment of intangible assets	46,062	–
General and administrative expenses	7,186	3,898
Total operating expenses	73,621	4,586

Loss before income taxes	(73,621)	(4,586)

Provision for income taxes	0	0

NET LOSS	$(73,621)	$(4,586)

Net loss per common share – basic and diluted	$(0.02)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	3,178,064	3,177,000

The accompanying notes are an integral part of these unaudited financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three months ended September 30, 2025 and 2024
(Unaudited)

	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance as of June 30, 2025	3,177,000	$318	$35,192	$(58,853)	$(23,343)

Related party advances forgiven and contributed to capital	–	–	90,713	–	90,713

Cash capital contribution	–	–	4,200	–	4,200

Issuance of Common Stock	9,790	1	(1)	–	–

Rescission & Cancellation of Common Stock	(9,790)	(1)	1	–	–

Net loss	–	$–	$–	$(73,621)	$(73,621)

Balance as of September 30, 2025	3,177,000	$318	$130,105	$(132,474)	$(2,051)

Balance as of June 30, 2024	3,177,000	318	35,192	(35,165)	345

Net loss	–	$–	$–	$(4,586)	$(4,586)

Balance as of September 30, 2024	3,177,000	$318	$35,192	$(39,751)	$(4,241)

The accompanying notes are an integral part of these unaudited financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended September 30, 2025	Three months ended September 30, 2024
Cash Flows from Operating Activities
Net loss	$(73,621)	$(4,586)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	688	688
Impairment of intangible assets	46,062	–
Non-cash write-off of prepaid advisory fees	19,685	–
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	–	(20,000)
Increase in accounts payable	1,855	–
Net cash used in operating activities	$(5,331)	$(23,898)

Cash Flows from Financing Activities
Capital contribution from related party	4,200	–
Proceeds from related party / director loan	100	–
Repayment of related party / director loan	(3)	–
Net cash provided by financing activities	4,297	–

Net decrease in cash and cash equivalents	(1,034)	(23,898)

Cash and cash equivalents, beginning of period	1,034	29,345
Cash and cash equivalents, end of period	$–	$5,447

Supplemental non-cash financing information:
Related party advances forgiven and contributed to capital	$90,713	$–

The accompanying notes are an integral part of these unaudited financial statements.

NEOLARA CORP.

NOTES TO FINANCIAL STATEMENTS
September 30, 2025
(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Neolara Corp. was incorporated in June 2022 under the laws of the State of Wyoming. During the quarter ended September 30, 2025, the Company did not generate operating revenue and focused primarily on maintaining its public-company reporting obligations, evaluating business opportunities, and completing corporate transition and compliance matters following a change in control during September 2025.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. The results of operations for the three months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.

The condensed balance sheet as of June 30, 2025 has been derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company's audited financial statements and notes for the fiscal year ended June 30, 2025.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Segment Reporting

We operate in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker function (which is fulfilled by our chief executive officer) in deciding how to allocate resources and in assessing performance. Our chief executive officer allocates resources and assesses performance based upon financial information at the level. Since we operate in one operating segment, all required financial segment information is presented in the financial statements.

Revenue recognition

The Company recognizes revenue in accordance with Accounting Standards Codification ("ASC") Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services.

The Company applies the following five-step model in determining revenue recognition:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when or as the entity satisfies a performance obligation

The Company did not generate revenue during the three months ended September 30, 2025 or 2024.

Intangible assets

The Company accounts for intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other. Definite-lived intangible assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives on a straight-line basis. The Company evaluates long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the periods in which the temporary differences are expected to reverse.

A valuation allowance is established when management determines that it is more likely than not that some or all of the deferred tax assets will not be realized. Tax benefits from an uncertain tax position are recognized only if it is more likely than not that the tax position will be sustained upon examination by the relevant taxing authorities. The Company has not recognized any tax benefits from uncertain tax positions for the periods presented.

Net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from diluted loss per share when their effect would be anti-dilutive. The Company had no dilutive securities outstanding during the periods presented.

Recent accounting pronouncements

Management has evaluated all recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements would have a material effect on the accompanying financial statements. The Company has adopted all accounting pronouncements that are currently in effect and determined that they did not have a material impact on the Company's financial position, results of operations or cash flows unless otherwise disclosed.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As of September 30, 2025, the Company had no cash on hand, a stockholders’ deficit of $2,051, and an accumulated deficit of $132,474. The Company incurred a net loss of $73,621 for the three months ended September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Management intends to fund the Company’s near-term working-capital requirements through related-party support, capital contributions, and potential future financing transactions. There can be no assurance that such financing or support will be available on acceptable terms, if at al

NOTE 4 – INTANGIBLE ASSET IMPAIRMENT

The Company had the following intangible assets as of September 30, 2025 and June 30, 2025:

	September 30, 2025	June 30, 2025
Cost	$55,000	$55,000
Accumulated amortization	8,938	8,250
Accumulated impairment	46,062	0
Total	$0	$46,750

As of June 30, 2025, the Company carried intangible assets, net, of $46,750. During the quarter ended September 30, 2025, the Company recorded amortization expense of $688 and an impairment charge of $46,062, reducing the carrying value of the intangible assets to $0 as of September 30, 2025.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2025, the Company had related party advances of $90,713. During the quarter ended September 30, 2025, related party advances totaling $90,713 were forgiven and treated as capital contributions to the Company.

In addition, on September 17, 2025, the Company received a cash capital contribution of $4,200 from a related party to support administrative and reporting expenses.

On September 23, 2025, the Company received $100 from Julio Antonio Quesada Murillo as a short-term director loan. On September 25, 2025, the Company repaid $3 of that amount. As of September 30, 2025, the remaining balance due to related party – director loan was $97.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the three months ended September 30, 2025 and the year ended June 30, 2025 consisted of the following:

	Three months ended September 30, 2025	Year ended June 30, 2025
Federal income tax benefit:
Current Operations	$132,474	$58,853
Less: valuation allowance	(132,474)	(58,853)
Net provision	$0	$0

Accordingly, the Company recorded no provision for Federal income taxes for the periods presented.

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	September 30, 2025	June 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$27,820	$12,359
Less: valuation allowance	(27,820)	(12,359)
Net deferred tax asset	$0	$0

As of September 30, 2025 and June 30, 2025, the Company’s estimated gross deferred tax assets attributable primarily to net operating loss carryforwards were fully offset by valuation allowances. Management concluded that realization of such deferred tax assets was not more likely than not based on the Company’s history of losses, the absence of operating revenues, and the uncertainty regarding future taxable income.

NOTE 7 – ACCOUNTS PAYABLE

The Company had the following accounts payable as of September 30, 2025 and June 30, 2025:

Schedule of accounts payable

	September 30, 2025	June 30, 2025
Accounts payable	$1,954	$99

As of September 30, 2025, the balance primarily related to unpaid transfer-agent invoices from VStock Transfer LLC for registrar services and stock issuance-related fees.

NOTE 8 – WRITE-OFF OF PREPAID ADVISORY FEES

As of June 30, 2025, the Company carried prepaid expenses of $19,685. During the quarter ended September 30, 2025, management determined that the remaining prepaid OTC advisory / DTC-related balance no longer met the criteria for recognition as an asset and recorded the full balance as a write-off of prepaid advisory fees.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has 75,000,000 shares of common stock authorized with a par value of $0.0001 per share.

The Company also evaluated rescission and cancellation actions relating to 9,790 shares issued under Regulation S subscription arrangements for which the Company asserts no subscription proceeds were received. The Board of Directors approved the rescission and cancellation on September 29, 2025, and the Company entered into executed Mutual Rescission Agreements with the affected subscribers. Accordingly, the accompanying financial statements reflect 3,177,000 common shares outstanding as of September 30, 2025. However, as of the filing date of this report, the records of the Company’s transfer agent continued to reflect 3,186,790 shares outstanding because the administrative cancellation process, including transfer agent documentation requirements, had not yet been completed.

The Company’s additional paid-in capital also increased during the quarter due to the related party capital contributions described in Note 5.

NOTE 10 – TERMINATION OF COOPERATION AGREEMENT

On April 11, 2025, the Company entered into a cooperation agreement with Lorittini LLC pursuant to which the contractor agreed to provide consulting and cooperation services to the Company. On August 29, 2025, the Company and Lorittini LLC executed a Mutual Termination of Cooperation Agreement and Mutual Release. Under the termination agreement, the contractor waived any accrued and unpaid consulting fees. Accordingly, the Company did not have any remaining liabilities related to the agreement as of September 30, 2025.

NOTE 11 – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date these financial statements were issued, in accordance with ASC 855-10, and determined that there were no material subsequent events requiring recognition or disclosure in the accompanying unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the unaudited condensed financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those discussed below.

During the quarter ended September 30, 2025, the Company did not generate revenue. The Company’s activities during the quarter were limited primarily to maintaining its public-company reporting status, completing corporate transition matters, recording related-party capital support, settling and accruing public-company compliance costs, and evaluating future business opportunities.

For the three months ended September 30, 2025, the Company recorded a net loss of $73,621, compared with a net loss of $4,586 for the three months ended September 30, 2024. The increase in net loss was driven primarily by (i) $46,750 of amortization and impairment expense related to the full write-down of the Company’s intangible asset, (ii) $19,685 of write-off of prepaid advisory fees, and (iii) ongoing general and administrative costs associated with maintaining the Company as a reporting issuer.

As of September 30, 2025, the Company had no cash, compared with $1,034 as of June 30, 2025. Net cash used in operating activities was $5,331 during the quarter, partially offset by $4,297 of net cash provided by financing activities, primarily from a $4,200 related-party capital contribution and $100 of short-term director loan proceeds. Working capital remained negative as of September 30, 2025.

During the quarter, historical related-party advances of $90,713 were forgiven and contributed to capital. In addition, the Company received a $4,200 cash capital contribution from a related party. These items improved the Company’s balance sheet presentation but did not eliminate the Company’s need for additional financing to support operations and reporting obligations.

The Company also evaluated rescission and cancellation actions relating to 9,790 shares issued under Regulation S subscription arrangements for which the Company asserts no subscription proceeds were received. The Board of Directors approved the rescission and cancellation on September 29, 2025, and the Company entered into executed Mutual Rescission Agreements with the affected subscribers. Accordingly, the accompanying financial statements reflect 3,177,000 common shares outstanding as of September 30, 2025. However, as of the filing date of this report, the records of the Company’s transfer agent continued to reflect 3,186,790 shares outstanding because the administrative cancellation process, including transfer agent documentation requirements, had not yet been completed.

The Company believes that it will require additional capital to fund ongoing reporting costs, professional fees, and any future operating activities. Management intends to seek additional related-party support and external financing as needed. There can be no assurance that such funding will be available on acceptable terms, if at all.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item. In any event, the Company does not believe that it is currently exposed to material market risk.

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2025 due to material weaknesses arising from limited segregation of duties, limited accounting personnel, and insufficient formal written policies and procedures consistent with a public reporting company.

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not presently a party to any material legal proceedings, and to the best of management’s knowledge, no such proceedings are threatened against the Company.

Item 1A. Risk Factors

As a smaller reporting company, the Company is not required to provide the information otherwise required by this Item. There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, except as updated by the going-concern, liquidity, and corporate-transition matters described in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company also evaluated rescission and cancellation actions relating to 9,790 shares issued under Regulation S subscription arrangements for which the Company asserts no subscription proceeds were received. The Board of Directors approved the rescission and cancellation on September 29, 2025, and the Company entered into executed Mutual Rescission Agreements with the affected subscribers. Accordingly, the accompanying financial statements reflect 3,177,000 common shares outstanding as of September 30, 2025. However, as of the filing date of this report, the records of the Company’s transfer agent continued to reflect 3,186,790 shares outstanding because the administrative cancellation process, including transfer agent documentation requirements, had not yet been completed. See Notes 9 to the unaudited condensed financial statements.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During our fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Interactive Data File - Instance Document.*
101.SCH	Interactive Data File - Taxonomy Extension Schema Document.*
101.CAL	Interactive Data File - Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Interactive Data File - Taxonomy Extension Definition Linkbase Document.*
101.LAB	Interactive Data File - Taxonomy Extension Label Linkbase Document.*
101.PRE	Interactive Data File - Taxonomy Extension Presentation Linkbase Document.*

* To be generated and filed by the EDGAR agent in connection with the final submission package.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOLARA CORP. By: /s/ Cao Wei

Date: April 6, 2026 Cao Wei Chief Executive Officer, Chief Financial Officer and Secretary

