Form 10-Q
period 2025-12-31
Neolara Corp.
filed 2026-04-29
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate by check mark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 29, 2026
Common Stock, $0.0001 par value	3,177,000

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

In the opinion of management, the accompanying unaudited interim financial statements contain all adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the Company’s financial position, results of operations, stockholders’ equity, and cash flows for the interim periods presented.

NEOLARA CORP.

BALANCE SHEETS

(Unaudited)

	December 31, 2025	June 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$–	$1,034
Prepaid expenses	15,000	19,685
Total current assets	15,000	20,719
Intangible assets, net	–	46,750

TOTAL ASSETS	$15,000	$67,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$276	$99
Related party advances	97	90,713

Total liabilities	373	90,812

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 75,000,000 shares authorized, 3,177,000 shares reflected as issued and outstanding	318	318
Additional paid-in capital	155,555	35,192
Accumulated deficit	(141,246)	(58,853)

Total stockholders’ equity (deficit)	14,627	(23,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,000	$67,469

The accompanying notes are an integral part of these unaudited financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2025	Three months ended December 31, 2024	Six months ended December 31, 2025	Six months ended December 31, 2024
REVENUE
Sales	$–	$7,800	$–	$7,800
Total revenue	–	7,800	–	7,800
Cost of goods sold	–	1,581	–	1,581

Gross profit	–	6,219	–	6,219

OPERATING EXPENSES
Write-off of prepaid advisory fees	–	–	19,685	–
Amortization expense	–	687	688	1,375
Impairment of intangible assets	–	–	46,062	–
General and administrative expenses	8,772	10,541	15,958	14,439
Total operating expenses	8,772	11,228	82,393	15,814

Loss before income taxes	(8,772)	(5,009)	(82,393)	(9,595)

Provision for income taxes	–	–	–	–

NET LOSS	$(8,772)	$(5,009)	$(82,393)	$(9,595)

Net loss per common share – basic and diluted	$(0.00)	$(0.00)	$(0.03)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	3,177,000	3,177,000	3,177,532	3,177,000

The accompanying notes are an integral part of these unaudited financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the six months ended December 31, 2025 and 2024

(Unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2025	3,177,000	$318	$35,192	$(58,853)	$(23,343)

Related party advances forgiven and contributed to capital	–	–	90,713	–	90,713

Cash capital contribution	–	–	4,200	–	4,200

Issuance of common stock	9,790	1	(1)	–	–

Rescission & cancellation of common stock	(9,790)	(1)	1	–	–

Net loss	–	–	–	(73,621)	(73,621)

Balance as of September 30, 2025	3,177,000	$318	$130,105	$(132,474)	$(2,051)

Capital contribution	–	–	25,450	–	25,450

Net loss	–	–	–	(8,772)	(8,772)

Balance as of December 31, 2025	3,177,000	$318	$155,555	$(141,246)	$14,627

Balance as of June 30, 2024	3,177,000	$318	$35,192	$(35,165)	$345

Net loss	–	–	–	(4,586)	(4,586)

Balance as of September 30, 2024	3,177,000	$318	$35,192	$(39,751)	$(4,241)

Net loss	–	–	–	(5,009)	(5,009)

Balance as of December 31, 2024	3,177,000	$318	$35,192	$(44,760)	$(9,250)

The accompanying notes are an integral part of these unaudited financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended December 31, 2025	Six months ended December 31, 2024
Cash Flows from Operating Activities
Net loss	$(82,393)	$(9,595)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	688	1,375
Deferred income	–	9,750
Impairment of intangible assets	46,062	–
Non-cash write-off of prepaid advisory fees	19,685	–
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(15,000)	(20,000)
Increase in accounts payable	177	–
Net cash used in operating activities	(30,781)	(18,470)

Cash Flows from Financing Activities
Capital contribution from related party	29,650	–
Proceeds from related party / director loan	100	–
Repayment of related party / director loan	(3)	–
Net cash provided by financing activities	29,747	–

Net decrease in cash and cash equivalents	(1,034)	(18,470)

Cash and cash equivalents, beginning of the period	1,034	29,345
Cash and cash equivalents, end of the period	$–	$10,875

Supplemental non-cash financing information:
Related party advances forgiven and contributed to capital	$90,713	$–

The accompanying notes are an integral part of these unaudited financial statements.

NEOLARA CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Neolara Corp. was incorporated in June 2022 under the laws of the State of Wyoming. During the three and six months ended December 31, 2025, the Company did not generate operating revenue and remained in a maintenance stage. Its activities were limited primarily to maintaining its public-company reporting obligations, regulatory compliance, and evaluation of potential business opportunities following the September 2025 change in control.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. The condensed balance sheet as of June 30, 2025 has been derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended June 30, 2025. The results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company did not generate revenue during the three and six months ended December 31, 2025.

Intangible assets

The Company accounts for intangible assets in accordance with ASC Topic 350, Intangibles – Goodwill and Other. Definite-lived intangible assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives on a straight-line basis. The Company evaluates long-lived and intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss carryforwards. A valuation allowance is established when management determines that it is more likely than not that some or all deferred tax assets will not be realized.

Net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from diluted loss per share when their effect would be anti-dilutive. The Company had no dilutive securities outstanding during the periods presented.

Recent accounting pronouncements

In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify and reorganize existing interim reporting guidance, including the scope of Topic 270 and interim disclosure requirements, and introduce a disclosure principle requiring entities to disclose material events or changes occurring since the most recent annual reporting period. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2025-11 on its financial statements and related disclosures.

In December 2025, the FASB issued ASU 2025-12, Accounting Standards Codification Improvements, which clarifies guidance and makes minor improvements across various topics, including earnings per share, receivables, revenue, income taxes, and equity. This ASU is effective for annual periods beginning after December 15, 2026, and interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its financial statements and disclosures.

Management has evaluated all recently issued, but not yet effective, accounting pronouncements and does not believe that any such pronouncements would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying unaudited condensed financial statements have been prepared assuming the Company will continue as a going concern. As of December 31, 2025, the Company had no cash on hand, limited current assets, no operating revenues, and continued to depend on related-party support to fund reporting and compliance costs. The Company incurred a net loss of $82,393 for the six months ended December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management intends to fund the Company’s near-term working-capital requirements through related-party support, capital contributions, and potential future financing transactions. There can be no assurance that such support or financing will be available on acceptable terms, if at all.

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Cost	$55,000	$55,000
Accumulated amortization	8,938	8,250
Accumulated impairment	46,062	–
Total	$–	$46,750

As of June 30, 2025, the Company carried intangible assets, net, of $46,750. During the six months ended December 31, 2025, the Company recorded amortization expense of $688 and an impairment charge of $46,062, reducing the carrying value of the intangible assets to $0 as of December 31, 2025. No additional amortization or impairment was recorded during the quarter ended December 31, 2025.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of June 30, 2025, the Company had related party advances of $90,713. During the three months ended September 30, 2025, those related party advances totaling $90,713 were forgiven and treated as capital contributions to the Company. In addition, on September 17, 2025, the Company received a cash capital contribution of $4,200 from a related party to support administrative and reporting expenses. During the quarter ended December 31, 2025, a related party paid $25,450 of Company expenses and advances on behalf of the Company, which were treated as capital contributions within additional paid-in capital. On September 23, 2025, the Company received $100 from a director as a short-term loan and repaid $3 on September 25, 2025. The remaining balance due was $97 as of December 31, 2025.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the six months ended December 31, 2025 and the year ended June 30, 2025 consisted of the following:

	Six months ended December 31, 2025	Year ended June 30, 2025
Federal income tax benefit attributable to:
Current Operations	$141,246	$58,853
Less: valuation allowance	(141,246)	(58,853)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	December 31, 2025	June 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$29,662	$12,359
Less: valuation allowance	(29,662)	(12,359)
Net deferred tax asset	$0	$0

Accordingly, the Company recorded no provision for Federal income taxes for the periods presented.

As of December 31, 2025 and June 30, 2025, the Company’s estimated gross deferred tax assets attributable primarily to net operating loss carryforwards were fully offset by valuation allowances. Management concluded that realization of such deferred tax assets was not more likely than not based on the Company’s history of losses, the absence of operating revenues, and the uncertainty regarding future taxable income.

NOTE 7 – ACCOUNTS PAYABLE

The Company had the following accounts payable as of December 31, 2025 and June 30, 2025:

	December 31, 2025	June 30, 2025
Accounts payable	$276	$99

As of December 31, 2025, the balance primarily related to unpaid transfer-agent and filing-related invoices.

NOTE 8 – PREPAID EXPENSES

As of June 30, 2025, the Company carried prepaid expenses of $19,685 related to advisory services. During the three months ended September 30, 2025, management determined that the remaining prepaid advisory balance no longer met the criteria for recognition as an asset and recorded the full balance as a write-off of prepaid advisory fees. During the quarter ended December 31, 2025, the Company recorded a prepaid legal retainer of $15,000 for legal services to be utilized in future periods. As of December 31, 2025, prepaid expenses consisted of the $15,000 prepaid legal retainer.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.0001 per share. The Company evaluated rescission and cancellation actions relating to 9,790 shares issued under Regulation S subscription arrangements for which the Company asserts no subscription proceeds were received. The Board of Directors approved the rescission and cancellation on September 29, 2025, and the Company entered into executed mutual rescission agreements with the affected subscribers. Accordingly, the accompanying financial statements reflect 3,177,000 common shares outstanding as of December 31, 2025. However, as of the filing date of this report, the records of the Company’s transfer agent continued to reflect 3,186,790 shares outstanding because the administrative cancellation process had not yet been completed. Additional paid-in capital also increased during the six months ended December 31, 2025 due to the related-party capital contributions described in Note 5.

NOTE 10 – SUBSEQUENT EVENTS

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

Overview

During the quarter ended December 31, 2025, the Company did not generate revenue. The Company’s activities during the quarter were limited primarily to maintaining its public-company reporting status, incurring compliance-related costs, recognizing a prepaid legal retainer, and evaluating future business opportunities. The Company remained in a maintenance stage and had no active operating business during the quarter.

Results of Operations

Three Months Ended December 31, 2025 and 2024

For the three months ended December 31, 2025, the Company recorded no revenue, compared with revenue of $7,800 for the three months ended December 31, 2024. The Company recorded a net loss of $8,772 for the three months ended December 31, 2025, compared with a net loss of $5,009 for the comparable prior-year period. Operating expenses for the three months ended December 31, 2025 were $8,772, compared with $11,228 for the three months ended December 31, 2024. Current-quarter operating expenses consisted primarily of OTCQB application fees, accounting and audit fees, filing and reporting fees, and transfer-agent fees.

Six Months Ended December 31, 2025 and 2024

For the six months ended December 31, 2025, the Company recorded no revenue, compared with revenue of $7,800 for the six months ended December 31, 2024. The Company recorded a net loss of $82,393 for the six months ended December 31, 2025, compared with a net loss of $9,595 for the six months ended December 31, 2024. The increase in net loss was driven primarily by the $46,062 impairment of intangible assets, the $19,685 write-off of prepaid advisory fees, and public-company compliance and professional costs recognized during the six-month period.

Liquidity and Capital Resources

As of December 31, 2025, total assets were $15,000, consisting solely of prepaid expenses. Total liabilities were $373, consisting of accounts payable of $276 and related party advances of $97. Total stockholders’ equity was $14,627 as of December 31, 2025.

Net cash used in operating activities for the six months ended December 31, 2025 was $30,781, primarily due to the net loss for the period, partially offset by non-cash impairment, non-cash write-off, and amortization charges, as well as changes in prepaid expenses and accounts payable. Net cash provided by financing activities was $29,747, primarily from related-party capital contributions and short-term related-party advances. Cash was $0 at December 31, 2025.

The Company also evaluated rescission and cancellation actions relating to 9,790 shares issued under Regulation S subscription arrangements for which the Company asserts no subscription proceeds were received. The Board of Directors approved the rescission and cancellation on September 29, 2025, and the Company entered into executed Mutual Rescission Agreements with the affected subscribers. Accordingly, the accompanying financial statements reflect 3,177,000 common shares outstanding as of December 31, 2025. However, as of the filing date of this report, the records of the Company’s transfer agent continued to reflect 3,186,790 shares outstanding because the administrative cancellation process had not yet been completed.

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, the Company’s Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, management concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2025 due to material weaknesses arising from limited segregation of duties, limited accounting personnel, and insufficient formal written policies and procedures consistent with a public reporting company.

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company evaluated rescission and cancellation actions relating to 9,790 shares issued under Regulation S subscription arrangements for which the Company asserts no subscription proceeds were received. The Board approved the rescission and cancellation on September 29, 2025, and the Company entered into executed mutual rescission agreements with the affected subscribers. Accordingly, the accompanying financial statements reflect 3,177,000 common shares outstanding as of December 31, 2025. However, as of the filing date of this report, the records of the Company’s transfer agent continued to reflect 3,186,790 shares outstanding because the administrative cancellation process had not yet been completed.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the fiscal quarter ended December 31, 2025, none of the Company’s directors or officers informed the Company of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” as those terms are defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Interactive Data File – Instance Document.*
101.SCH	Interactive Data File – Taxonomy Extension Schema Document.*
101.CAL	Interactive Data File – Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Interactive Data File – Taxonomy Extension Definition Linkbase Document.*
101.LAB	Interactive Data File – Taxonomy Extension Label Linkbase Document.*
101.PRE	Interactive Data File – Taxonomy Extension Presentation Linkbase Document.*

* To be generated and filed by the EDGAR agent in connection with the final submission package.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOLARA CORP.

Date: April 29, 2026	By:	/s/ Cao Wei
Cao Wei
Chief Executive Officer, Chief Financial Officer and Secretary

