Form 10-Q
period 2026-03-31
Neolara Corp.
filed 2026-05-14
CIK 1941360

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of May 4, 2026
Common Stock, $0.0001 par value	3,177,000

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

NEOLARA CORP.

BALANCE SHEETS

(Unaudited)

	March 31, 2026	June 30, 2025
ASSETS
Current Assets
Cash and cash equivalents	$–	$1,034
Prepaid expenses	15,000	19,685
Total current assets	15,000	20,719
Intangible assets, net	–	46,750

TOTAL ASSETS	$15,000	$67,469

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$20	$99
Related party advances	97	90,713

Total liabilities	117	90,812

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 75,000,000 shares authorized, 3,177,000 shares reflected as issued and outstanding	318	318
Additional paid-in capital	158,454	35,192
Accumulated deficit	(143,889)	(58,853)

Total stockholders’ equity (deficit)	14,883	(23,343)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,000	$67,469

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2026	Three months ended March 31, 2025	Nine months ended March 31, 2026	Nine months ended March 31, 2025
REVENUE
Sales	$–	$9,750	$–	$17,550
Total revenue	–	9,750	–	17,550
Cost of goods sold	–	2,100	–	3,681

Gross profit	–	7,650	–	13,869

OPERATING EXPENSES
Write-off of prepaid advisory fees	–	–	19,685	–
Amortization expense	–	687	688	2,062
Impairment of intangible assets	–	–	46,062	–
General and administrative expenses	2,643	25,192	18,601	39,631
Total operating expenses	2,643	25,879	85,036	41,693

Loss before income taxes	(2,643)	(18,229)	(85,036)	(27,824)

Provision for income taxes	–	–	–	–

NET LOSS	$(2,643)	$(18,229)	$(85,036)	$(27,824)

Net loss per common share – basic and diluted	$(0.00)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of common shares outstanding – basic and diluted	3,177,000	3,177,000	3,177,357	3,177,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended March 31, 2026 and 2025

(Unaudited)

Description	Common Stock Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of June 30, 2025	3,177,000	$318	$35,192	$(58,853)	$(23,343)
Related party advances forgiven and contributed to capital	–	–	90,713	–	90,713
Cash capital contribution	–	–	4,200	–	4,200
Issuance of common stock	9,790	1	(1)	–	–
Rescission & cancellation of common stock	(9,790)	(1)	1	–	–
Net loss	–	–	–	(73,621)	(73,621)
Balance as of September 30, 2025	3,177,000	318	130,105	(132,474)	(2,051)
Capital contribution	–	–	25,450	–	25,450
Net loss	–	–	–	(8,772)	(8,772)
Balance as of December 31, 2025	3,177,000	318	155,555	(141,246)	14,627
Capital contribution	–	–	2,899	–	2,899
Net loss	–	–	–	(2,643)	(2,643)
Balance as of March 31, 2026	3,177,000	$318	$158,454	$(143,889)	$14,883

Balance as of June 30, 2024	3,177,000	$318	$35,192	$(35,165)	$345
Net loss	–	–	–	(4,586)	(4,586)
Balance as of September 30, 2024	3,177,000	318	35,192	(39,751)	(4,241)
Net loss	–	–	–	(5,009)	(5,009)
Balance as of December 31, 2024	3,177,000	318	35,192	(44,760)	(9,250)
Net loss	–	–	–	(18,229)	(18,229)
Balance as of March 31, 2025	3,177,000	$318	$35,192	$(62,989)	$(27,479)

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2026 and 2025

(Unaudited)

	Nine months ended March 31, 2026	Nine months ended March 31, 2025
Cash Flows from Operating Activities
Net loss	$(85,036)	$(27,824)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization expense	688	2,062
Deferred income	–	–
Impairment of intangible assets	46,062	–
Non-cash write-off of prepaid advisory fees	19,685	–
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(15,000)	–
Increase in accounts payable	(79)	–
Net cash used in operating activities	(33,680)	(25,762)

Cash Flows from Financing Activities
Capital contribution from related party	32,549	–
Proceeds from related party / director loan	100	213
Repayment of related party / director loan	(3)	–
Net cash provided by financing activities	32,646	213

Net decrease in cash and cash equivalents	(1,034)	(25,549)

Cash and cash equivalents, beginning of the period	1,034	29,345
Cash and cash equivalents, end of the period	$–	$3,796

Supplemental non-cash financing information:
Related party advances forgiven and contributed to capital	$90,713	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

NEOLARA CORP.

NOTES TO FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND NATURE OF BUSINESS

Neolara Corp. (the “Company”) was incorporated in June 2022 under the laws of the State of Wyoming. Following the Company’s corporate transition during September 2025, the Company continued to maintain its status as a reporting issuer while evaluating potential business opportunities. During the three and nine months ended March 31, 2026, the Company did not generate operating revenue and remained in a maintenance stage. Its activities during the quarter ended March 31, 2026 were limited primarily to maintaining public-company reporting obligations, regulatory compliance, transfer agent matters, EDGAR filing matters, professional advisory relationships, and evaluation of potential business opportunities.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission applicable to interim financial statements. The condensed balance sheet as of June 30, 2025 has been derived from the audited financial statements as of that date. These interim financial statements should be read in conjunction with the Company’s audited financial statements and notes for the fiscal year ended June 30, 2025. The results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. As of March 31, 2026, the Company had no cash or cash equivalents and did not maintain an active bank account.

Segment reporting

The Company operates in a single operating segment and a single reporting segment. Operating segments are defined as components of an enterprise about which separate financial information is regularly evaluated by the chief operating decision maker, which is fulfilled by the Company’s chief executive officer, in deciding how to allocate resources and assess performance. Since the Company operates in one operating segment, all required segment information is presented in the financial statements.

Revenue recognition

The Company recognizes revenue in accordance with ASC Topic 606, Revenue from Contracts with Customers. Revenue is recognized when control of promised goods or services is transferred to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. The Company did not generate revenue during the three and nine months ended March 31, 2026.

Intangible assets

The Company accounts for intangible assets in accordance with ASC Topic 350, Intangibles - Goodwill and Other. Definite-lived intangible assets are carried at cost less accumulated amortization and are amortized over their estimated useful lives. The Company evaluates intangible assets for impairment when events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. During the nine months ended March 31, 2026, the Company recorded impairment of intangible assets of $46,062, and the carrying value of intangible assets was $0 as of March 31, 2026.

Accounts payable, related party advances and capital contributions

Certain professional, regulatory, transfer agent, audit/review, accounting, and EDGAR filing expenses were paid or advanced by a related party or an affiliate of management on behalf of the Company. The Company records such expenses in the period incurred. When management concludes that such support is not structured as debt, does not bear interest, and does not create a repayment obligation of the Company, such amounts are recorded as capital contributions within additional paid-in capital.

Income taxes

The Company accounts for income taxes under ASC Topic 740, Income Taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to an amount that is more likely than not to be realized. The Company had no income tax expense for the three and nine months ended March 31, 2026 and 2025.

Net loss per share

Basic and diluted net loss per share are computed by dividing net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive securities are excluded from diluted loss per share when their effect would be anti-dilutive. The Company had no dilutive securities outstanding during the periods presented.

Recently issued accounting pronouncements

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

NOTE 3 – GOING CONCERN

The accompanying unaudited financial statements have been prepared assuming that the Company will continue as a going concern. As of March 31, 2026, the Company had no cash and cash equivalents, total current assets of $15,000, total liabilities of $117, an accumulated deficit of $143,889, and a net loss of $85,036 for the nine months ended March 31, 2026. The Company did not generate revenue during the three and nine months ended March 31, 2026 and did not maintain an active bank account during the quarter ended March 31, 2026.

The Company expects to depend on additional related-party support, investor funding, or other financing to fund its public company reporting obligations, corporate compliance costs, and any future business activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying unaudited financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4 – INTANGIBLE ASSETS

The Company had the following intangible assets as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Cost	$55,000	$55,000
Accumulated amortization	8,938	8,250
Accumulated impairment	46,062	–
Total	$–	$46,750

As of June 30, 2025, the Company carried intangible assets, net, of $46,750. During the nine months ended March 31, 2026, the Company recorded amortization expense of $688 and an impairment charge of $46,062, reducing the carrying value of the intangible assets to $0 as of March 31, 2026. No additional amortization or impairment was recorded during the quarter ended March 31, 2026.

NOTE 5 – RELATED PARTY TRANSACTIONS

As of March 31, 2026 and June 30, 2025, related party advances were $97 and $90,713, respectively. During the nine months ended March 31, 2026, related party advances of $90,713 were forgiven and contributed to capital. In addition, a related party or an affiliate of management provided cash capital contributions and paid or advanced certain professional, regulatory, transfer agent, audit/review, accounting, and EDGAR filing expenses on behalf of the Company.

During the quarter ended March 31, 2026, such professional and compliance-related support included payments or advances made on behalf of the Company for audit/review, EDGAR filing, and transfer agent matters. The Board of Directors confirmed that such related-party support was not structured as debt, does not bear interest, and does not create any repayment obligation of the Company. Accordingly, the Company recorded $2,899 during the quarter ended March 31, 2026 as capital contribution within additional paid-in capital, representing current-period expenses and accounts payable settled by a related party or management affiliate.

NOTE 6 – INCOME TAXES

The components of the Company’s provision for Federal income tax for the nine months ended March 31, 2026 and the year ended June 30, 2025 consisted of the following:

	Nine months ended March 31, 2026	Year ended June 30, 2025
Federal income tax benefit attributable to:
Current Operations	$143,889	$58,853
Less: valuation allowance	(143,889)	(58,853)
Net provision for Federal income taxes	$0	$0

The cumulative tax effect at the expected rate of 21% of significant items comprising the Company’s net deferred tax amount is as follows:

	March 31, 2026	June 30, 2025
Deferred tax asset attributable to:
Net operating loss carryover	$30,217	$12,359
Less: valuation allowance	(30,217)	(12,359)
Net deferred tax asset	$0	$0

Accordingly, the Company recorded no provision for Federal income taxes for the periods presented.

As of March 31, 2026 and June 30, 2025, the Company's estimated gross deferred tax assets attributable primarily to net operating loss carryforwards were fully offset by valuation allowances. Management concluded that realization of such deferred tax assets was not more likely than not based on the Company's history of losses, the absence of operating revenues, the maintenance-stage operating status, and uncertainty regarding future taxable income.

NOTE 7 – ACCOUNTS PAYABLE

The Company had the following accounts payable as of March 31, 2026 and June 30, 2025:

	March 31, 2026	June 30, 2025
Accounts payable	$20	$99

As of March 31, 2026, the balance primarily related to a transfer-agent amount remaining payable. VStock Transfer, LLC confirmed that it received $20 less than the remittance amount credited by the payer due to bank or intermediary bank charges; accordingly, $20 remained payable as of March 31, 2026. The Company's accounts payable balance decreased from $276 as of December 31, 2025 to $20 as of March 31, 2026 as certain professional and compliance-related accounts payable and current-period expenses were paid or advanced by a related party or an affiliate of management and treated as capital contributions within additional paid-in capital.

NOTE 8 – PREPAID EXPENSES

As of June 30, 2025, the Company carried prepaid expenses of $19,685 related to advisory services. During the three months ended September 30, 2025, management determined that the remaining prepaid advisory balance no longer met the criteria for recognition as an asset and recorded the full balance as a write-off of prepaid advisory fees. During the quarter ended December 31, 2025, the Company recorded a prepaid legal retainer of $15,000 for legal services to be utilized in future periods. As of March 31, 2026, prepaid expenses consisted of the $15,000 prepaid legal retainer.

NOTE 9 – STOCKHOLDERS’ EQUITY

The Company has 75,000,000 shares of common stock authorized with a par value of $0.0001 per share. The Company evaluated rescission and cancellation actions relating to 9,790 shares issued under Regulation S subscription arrangements for which the Company asserts no subscription proceeds were received. The Board of Directors approved the rescission and cancellation on September 29, 2025, and the Company entered into executed mutual rescission agreements with the affected subscribers. Accordingly, the accompanying financial statements reflect 3,177,000 common shares outstanding as of March 31, 2026. However, as of the filing date of this report, the records of the Company’s transfer agent may continue to reflect 3,186,790 shares outstanding because the administrative cancellation process had not yet been completed. Additional paid-in capital also increased during the nine months ended March 31, 2026 due to the related-party capital contributions described in Note 5.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended June 30, 2025. This discussion contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those projected in forward-looking statements.

Overview

Following the Company’s corporate transition during September 2025, the Company remained a reporting issuer and continued to evaluate potential business opportunities. During the three months ended March 31, 2026, the Company did not conduct active operating business activities and did not generate any revenue. The Company’s activities during the quarter were limited primarily to maintaining its reporting status, corporate compliance, professional advisory relationships, transfer agent matters, EDGAR filing matters, and evaluation of potential business opportunities.

Results of Operations

Three months ended March 31, 2026 compared with three months ended March 31, 2025

Revenue was $0 for the three months ended March 31, 2026, compared with $9,750 for the three months ended March 31, 2025. The decrease was due to the Company having no active operating business activities during the 2026 period.

Cost of goods sold was $0 for the three months ended March 31, 2026, compared with $2,100 for the three months ended March 31, 2025. Gross profit was $0 for the three months ended March 31, 2026, compared with $7,650 for the three months ended March 31, 2025.

Operating expenses were $2,643 for the three months ended March 31, 2026, compared with $25,879 for the three months ended March 31, 2025. The decrease was primarily due to lower general and administrative expenses and no amortization expense during the 2026 period.

Net loss was $2,643 for the three months ended March 31, 2026, compared with $18,229 for the three months ended March 31, 2025.

Nine months ended March 31, 2026 compared with nine months ended March 31, 2025

Revenue was $0 for the nine months ended March 31, 2026, compared with $17,550 for the nine months ended March 31, 2025. Cost of goods sold was $0 for the nine months ended March 31, 2026, compared with $3,681 for the nine months ended March 31, 2025.

Operating expenses were $85,036 for the nine months ended March 31, 2026, compared with $41,693 for the nine months ended March 31, 2025. The increase was primarily attributable to the write-off of prepaid advisory fees of $19,685, impairment of intangible assets of $46,062, and general and administrative expenses related to maintaining the Company’s reporting status and corporate compliance following the September 2025 corporate transition.

Net loss was $85,036 for the nine months ended March 31, 2026, compared with $27,824 for the nine months ended March 31, 2025.

Liquidity and Capital Resources

As of March 31, 2026, the Company had cash and cash equivalents of $0, prepaid expenses of $15,000, total assets of $15,000, total liabilities of $117, and total stockholders’ equity of $14,883. As of June 30, 2025, the Company had cash and cash equivalents of $1,034, prepaid expenses of $19,685, total assets of $67,469, total liabilities of $90,812, and total stockholders’ deficit of $23,343.

Net cash used in operating activities was $33,680 for the nine months ended March 31, 2026, compared with $25,762 for the nine months ended March 31, 2025. Net cash provided by financing activities was $32,646 for the nine months ended March 31, 2026, compared with $213 for the nine months ended March 31, 2025.

The Company had no active bank account during the quarter ended March 31, 2026 and had no direct operating cash inflows, no revenue collections, and no direct expense payments through a Company bank account. Certain professional, regulatory, transfer agent, audit/review, accounting, and EDGAR filing expenses were paid or advanced by a related party or an affiliate of management on behalf of the Company. The Company expects to require additional funding from related parties, investors, or other financing sources to continue to satisfy its public company reporting obligations and pursue potential business opportunities.

Off-Balance Sheet Arrangements

As of March 31, 2026, the Company had no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, the Company is not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

During the quarter ended March 31, 2026, there were no pending or threatened legal actions against us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits

Exhibit No.	Description
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Schema Document.
101.CAL	Inline XBRL Calculation Linkbase Document.
101.DEF	Inline XBRL Definition Linkbase Document.
101.LAB	Inline XBRL Label Linkbase Document.
101.PRE	Inline XBRL Presentation Linkbase Document.
104	The cover page to this Quarterly Report on Form 10-Q has been formatted in Inline XBRL

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 15, 2026.

NEOLARA CORP.

Date: May 14, 2026	By:	/s/ Cao Wei
Cao Wei
Chief Executive Officer, Director, Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer

